Form 10-Q
period 1995-09-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 1995-11-14
CIK 830340

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 1995

                                      OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

                       Commission File Number:  0-18149

                    DEAN WITTER REALTY YIELD PLUS II, L.P.
        (Exact name of registrant as specified in governing instrument)

                  Delaware                           13-3469111
           (State of organization)       (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                   10048
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (212) 392-1054

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes      X         No

                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           DEAN WITTER REALTY YIELD PLUS II, L.P.

                                       BALANCE SHEETS
                                                          September 30,       December 31,
                                                              1995                1994

                                           ASSETS
Investment in participating mortgage loan,
  net of allowance of $9,787,750 at September
  30, 1995 and December 31, 1994                            $15,232,767        $15,232,767

Investment in unconsolidated partnership                     19,263,108         19,833,854

Buildings at cost, net of accumulated
  depreciation of $780,243 and $647,256                       6,312,381          6,445,368

Cash and cash equivalents, at cost
  which approximates market                                   1,953,693          2,057,891

Deferred expenses, net                                          715,840            626,495

Other assets                                                    146,431            214,743

                                                            $43,624,220        $44,411,118

                              LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                      $   464,938        $   537,451

Security deposits                                               100,668            100,668

                                                                565,606            638,119
Partners' capital:
  General partners                                            3,641,567          3,713,005
  Limited partners ($500 per Unit,
    173,164 Units issued)                                    39,417,047         40,059,994

          Total partners' capital                            43,058,614         43,772,999

                                                            $43,624,220        $44,411,118

                       See accompanying notes to financial statements.
/TABLE

                                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                                             STATEMENTS OF INCOME

                            Three and nine months ended September 30, 1995 and 1994



                                                    Three months ended               Nine months ended
                                                       September 30,                    September 30,
                                                     1995          1994             1995         1994

Revenues:
  Interest on participating mortgage loan           $  501,085    $   506,797      $ 1,492,362    $1,509,374
  Rental                                               431,941        283,668        1,031,088     1,104,791
  Equity in earnings of unconsolidated
     partnership                                        87,579        147,349          350,454       570,276
  Interest and other                                    28,581         17,955           64,654        82,998
                                                     1,049,186        955,769        2,938,558     3,267,439



Expenses:
  Property operating                                   220,680        219,116          605,530       959,157
  Depreciation and amortization                         88,084         93,501          282,990       280,503
  General and administrative                            77,855         95,021          239,143       254,473
                                                       386,619        407,638        1,127,663     1,494,133

Net income                                         $   662,567    $   548,131       $1,810,895    $1,773,306



Net income allocated to:
  Limited partners                                 $   596,310    $   493,318       $1,629,805    $1,595,975
  General partners                                      66,257         54,813          181,090       177,331
                                                   $   662,567    $   548,131       $1,810,895    $1,773,306



Net income per Unit of limited
  partnership interest                                   $3.44          $2.85           $ 9.41        $ 9.22



                                See accompanying notes to financial statements.

                                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                                        STATEMENT OF PARTNERS' CAPITAL

                                     Nine months ended September 30, 1995

                                                Limited           General
                                                Partners          Partners              Total
Partners' capital at
  January 1, 1995                             $40,059,994        $3,713,005          $43,772,999

Net income                                      1,629,805           181,090            1,810,895

Cash distributions                             (2,272,752)         (252,528)          (2,525,280)

Partners' capital at
  September 30, 1995                          $39,417,047        $3,641,567          $43,058,614












                                See accompanying notes to financial statements.
/TABLE

                                  DEAN WITTER REALTY YIELD PLUS II, L.P.

                                         STATEMENTS OF CASH FLOWS

                               Nine months ended September 30, 1995 and 1994

                                                                     1995                     1994
Cash flows from operating activities:
  Net income                                                     $ 1,810,895                $1,773,306
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                    282,990                   280,503
    Equity in earnings of unconsolidated partnership                (350,454)                 (570,276)
    (Increase) decrease in operating assets:
      Deferred expenses                                             (210,272)                     -
      Other assets                                                    39,236                  (109,992)
    Increase (decrease) in operating liabilities:
      Accounts payable and other liabilities                         (72,513)                  341,477
      Due to affiliates                                                 -                       (5,626)
      Security deposits                                                 -                      (42,000)

        Net cash provided by operating activities                  1,499,882                 1,667,392

Cash flows from investing activities:
  Contributions to unconsolidated partnership                       (482,543)                 (821,131)
  Distributions from unconsolidated partnership                    1,403,743                 1,091,065

        Net cash provided by investing activities                    921,200                   269,934

Net cash flows used in financing activities:
  Cash distributions                                              (2,525,280)               (2,886,066)

Decrease in cash and cash equivalents                               (104,198)                 (948,740)

Cash and cash equivalents at beginning of period                   2,057,891                 3,455,663

Cash and cash equivalents at end of period                       $ 1,953,693               $ 2,506,923

                              See accompanying notes to financial statements.
/TABLE

                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                       Notes to the Financial Statements


1.  The Partnership

Dean Witter Realty Yield Plus II, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1988. The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus II Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes.

The Partnership accounts for its investment in DW Michelson
Associates under the equity method.

Net income per Unit amounts were calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership
Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

The Partnership does not expect that adoption of SFAS 114, SFAS 118 and SFAS 121 regarding impairment of the Partnership's assets will have a significant impact on the Partnership's financial statements.

2.  Related Party Transactions

An affiliate of Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. During each of the nine-month periods ended September 30, 1995 and 1994, the Partnership incurred approximately $159,000 for these services.

An affiliate of Realty provided property management services for two properties during 1995 and 1994. The affiliate received property management fees of $78,658 and $79,418 for the nine months ended September 30, 1995 and 1994, respectively, for these services.

As of September 30, 1995, the affiliates were owed a total of approximately $26,000 for these services.

3.  Subsequent Event

On October 30, 1995 the Partnership paid a cash distribution of $3.125 per Unit to Limited Partners. The cash distribution aggregated $601,236 with $541,112 distributed to the Limited Partners and $60,124 distributed to the General Partners.

                    DEAN WITTER REALTY YIELD PLUS II, L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership raised $86,582,000 through a public offering which was terminated in 1990. The Partnership has no plans to raise additional capital.

The Partnership committed the gross proceeds raised in the offering to three investments. No additional investments are planned.

Many real estate markets are stabilizing. Continued space absorption and restrained construction have reduced vacancy levels of office properties in certain markets. With the substantial amount of office space still available however, office rental rates are improving only modestly and in select regions. At current rental rates, significant office construction activity is considered unlikely in the near-term in all but a few markets.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

Partnership cash from operations is primarily dependent upon the cash generated by the Partnership's real estate investments and interest on the participating mortgage loan. During the nine and three-month periods ended September 30, 1995, both the Century Alameda property and the Michelson joint venture generated positive cash flow from operations, and it is anticipated that they will continue to do so. However, during the nine months ended September 30, 1995, cash distributions to investors, capital expenditures and contributions to DW Michelson Associates exceeded cash flow from operations and distributions from DW Michelson Associates. As a result, the Partnership's cash reserves continued to decline since the beginning of 1994.

The Partnership expects to expend funds for tenant improvements and leasing commissions in connection with the leasing or re-leasing of space at the Century Alameda Distribution Center and 2600 Michelson Drive properties. As of September 30, 1995, the Partnership has commitments to contribute to DW Michelson Associates approximately $1,076,000 primarily for lease-related capital expenditures at 2600 Michelson Drive. The Partnership also has commitments to fund approximately $282,000 of the remaining capital expenditures in connection with the leasing of the remaining vacant space at the Century Alameda property.
The Partnership's participating mortgage loan is secured by the One Congress Street property. The office space there is 100% leased to a federal agency, the General Services Administration ("GSA") under a lease that is cancellable by the GSA for some or all of their space in August 1995 or thereafter and terminates in 1997. To date, GSA has not exercised its option to terminate some or all of its space; however, if GSA elects to exercise its option in the future, property cash flow will be reduced, and the owner/borrower of the One Congress Street property may not be able to meet its minimum debt service obligation.

Since existing cash reserves were projected not be sufficient to fund all of the anticipated costs of the properties owned by the Partnership, and to accumulate reserves for future contingencies, the Partnership reduced its cash distribution from a 4% annual rate to 2.5% beginning with the second quarter 1995 distribution, which was paid in July.

The Partnership does not expect that adoption of SFAS 114, SFAS 118 and SFAS 121 regarding impairment of the Partnership's assets will have a significant impact on the Partnership's financial statements.

On October 30, 1995, the Partnership paid the third quarter cash distribution of $3.125 per Unit to the Limited Partners. The cash distribution aggregated $601,236 with $541,112 distributed to the Limited Partners and $60,124 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the nine and three-month periods ended September 30, 1995 compared to 1994 are primarily attributable to the following:

The increase in rental income for the three months ended September 30, 1995 is due to higher occupancy at the Century Alameda property resulting from the expansion of Goldenberg Plywood into the remaining vacant space at the property. (This tenant now occupies approximately 65% of the property's space). The decrease in rental income for the nine months ended September 30, 1995 is attributable to lower occupancy at the Century Alameda property before the Goldenberg Plywood expansion.

The decreases in equity in earnings of unconsolidated partnership are due to lower income from 2600 Michelson Drive. These decreases result from higher depreciation and amortization on expenditures for tenant improvements and leasing commissions, partially offset by increased rental income at the property.

The decreases in property operating expenses for the nine months period ended September 30, 1995 are primarily due to provisions made in 1994 for uncollectible rents from a large tenant that was evicted from the Century Alameda Distribution Center in April 1994.

A summary of the office, retail and industrial building markets where the Partnership's properties and the property underlying the Partnerships' investment in a participating loan are located, and the performance of each property, is as follows:

There has been no significant new construction in the industrial building market in Lynwood, California, the location of the Century Alameda Distribution Center. As a result, space in this market is being absorbed at a slow and steady pace, and the current vacancy rate in this market is 10%. Additionally, the number of tenants seeking larger space in this market has increased from a year ago, and the recent completion of the Century Freeway is anticipated to increase demand. During the third quarter of 1995, occupancy at the property increased from 72% to 100%. No significant leases are scheduled to expire before 1997.

Favorable lease rates are attracting tenants to the office market in Irvine, California, the location of 2600 Michelson Drive, where the market vacancy rate is approximately 15%. The steady absorption of space and the lack of new construction are leading to a tightening of available quality office space in this sub-market. At September 30, 1995, occupancy at the property was 92%. No significant leases are scheduled to expire before 1998.

Because the office space at One Congress Street, located in Boston, Massachusetts, is fully leased, the property has not been affected by the recent strengthening of the Boston office market. However, some or all of the space covered by the GSA lease is cancelable beginning in August 1995 and terminates in 1997. The retail space has been difficult to lease. During the third quarter of 1995, occupancy at the office and garage space remained at 100% and the retail space, which is not a significant portion of the overall space, is substantially vacant.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Not applicable.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DEAN WITTER REALTY YIELD PLUS II, L.P.



                              By:   Dean Witter Realty Yield Plus II Inc.
                                    Managing General Partner



Date:  November 14, 1995      By:   /s/E. Davisson Hardman, Jr.
                                    E. Davisson Hardman, Jr.
                                    President



Date:  November 14, 1995      By:   /s/Lawrence Volpe
                                    Lawrence Volpe
                                    Controller
                                    (Principal Financial and Accounting
                                     Officer)