Form 10-K
period 1995-12-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 1996-04-01
CIK 830340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-K

[ X ]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended December 31, 1995

                                                OR

[   ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ________ to ________.

                                  Commission File Number 0-18149

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered

     None                                           None

Securities registered pursuant to Section 12(g) of the Act:

                               Units of Limited Partnership Interest
                                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not Applicable
                                DOCUMENTS INCORPORATED BY REFERENCE
                                               None

                                              PART I.

ITEM 1.  BUSINESS.

       The Registrant, Dean Witter Realty Yield Plus II, L.P. (the "Partnership"), is a limited partnership formed in February 1988 under the laws of the State of Delaware for the purpose of investing in income-producing commercial and industrial properties. The primary investments are a participating mortgage loan, real estate and a land lease.

       The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus II Inc. (the "Managing General Partner"), a Delaware corporation which is wholly-owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Yield Plus Associates II, L.P., a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in footnote 7 to the financial statements included in Item 8 and in Item 13.

       The Partnership issued 173,164 units of limited partnership interest (the "Units") at $500 per Unit for $86,582,000. The offering has been terminated and no additional Units will be sold.

       The proceeds from the offering were used to make investments in three participating mortgage loans and land leases secured by interests in three office buildings, one industrial property, and an office and parking garage complex. The Partnership subsequently acquired the real estate securing all but one of the foregoing loans through foreclosure or transfers of ownership in lieu of foreclosure. The Partnership's properties and investment in a participating mortgage loan are described in Item 2 below.

       The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8 below.

       The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

       The Partnership has no employees.

       All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES.

          The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

          The Partnership owns directly or through a partnership interest the following three interests in real estate and real estate loans. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                                              Year(s)             Initial         Net Rentable
                                            Completed/          Investment            Area
  Property, location and type                 Acquired            ($000)          (000 sq. ft.)        Type of Investment
2600 Michelson Drive
  Irvine, CA                                 1986/1988            $34,300            392                A 49.19% general part-
  Three office buildings                                                                                nership interest in
                                                                                                        a partnership which
                                                                                                        holds fee ownership
                                                                                                        of land and  improve-
                                                                                                        ments.1

Century Alameda Distribution               1989,90/1988           $12,400            464                Fee interest in
  Center,                                                                                               building and leashold
  Lynwood, CA                                                                                           interest in land.
  Industrial building

One Congress Street,                       1990,91/1989           $24,850         office-246            42% of a permanent
  Boston, MA                                                                      retail-37             second mortgage loan.2
  Office building and garage




1.    Dean Witter Realty Yield Plus, L.P. ("Yield Plus"), an affiliate of the Partnership, owns the remaining 50.81% general partnership interest.  The total initial investment in the property was approximately $71 million.

2.    Yield Plus provided the remaining 58% of the loan.

                   Each property has been built with on-site parking facilities.

      An affiliate of Realty is the property manager for 2600 Michelson Drive and the Century Alameda Distribution Center.

      Further information relating to the Partnership's properties is included in Item 7 and footnotes 4 and 5 to the financial statements included in Item 8 below.

ITEM 3.     LEGAL PROCEEDINGS.

On December 27, 1995, a class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California.
The parties have signed a stipulation requesting that the action be transferred to the United States District Court for the Southern District of New York. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 14, 1996, a class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., and Dean Witter Reynolds Inc. as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges reckless and/or negligent misrepresentation and nondisclosure, breach of fiduciary duty and related claims and seeks an accounting of profits and rescissory and/or compensatory damages in unspecified amounts. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 23, 1996, a class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., Dean Witter Reynolds Inc. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 29, 1996, a class action lawsuit (the "Segel Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Reynolds Inc., Dean Witter, Discover & Co. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                             PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

      An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

      As of March 18, 1996, there were 8,394 holders of limited partnership interests.

      The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

      The Managing General Partner was obligated to (a) defer receipt of its share of distributable net cash flow, and (b) contribute additional capital to the Partnership, sufficient to fund any shortfalls between cash flow and a 7.5% annual distribution rate to Limited Partners during the offering period (which ended March 1990), and the twelve quarters thereafter. During the offering period, the Managing General Partner deferred receipt of distributions totalling $3,713,000, but was not required to make any additional capital contributions. Thereafter, the Managing General Partner contributed $2,003,710, $2,390,521 and $412,838 with respect to the years ended March 31, 1993, 1992 and 1991, respectively. The amounts with respect to the years ended March 31, 1992 and 1991 were paid in 1992.

      During the year ended December 31, 1995, the Partnership paid quarterly cash distributions aggregating $16.25 per Unit to Limited Partners. The total distribution amounted to $3,126,572 with $2,813,915 distributed to the Limited Partners and $312,657 distributed to the General Partners.

      During the year ended December 31, 1994, the Partnership paid quarterly cash distributions aggregating $20 per Unit to Limited
Partners. The total distribution amounted to $3,848,088, with $3,463,279 distributed to the Limited Partners and $384,809 distributed to the General Partners.

      On January 29, 1996, the Partnership paid the fourth quarter distribution of $3.125 per Unit to the Limited Partners. The cash distribution aggregated $601,264 with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.


      The Partnership anticipates making regular distributions to its partners in the future.

      Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until each Limited Partner has received a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return thereon; second, 100% to the General Partners until they have received an amount equal to (i) any portion of their share of net cash flow previously deferred and not distributed, and (ii) any additional capital contributions made by the Managing General Partner to fund distributions to the Limited Partners in respect of the 7.5% minimum annual return described above; and third, 85% to the Limited Partners and 15% to the General Partners. To date, the Partnership has not distributed any sale or financing proceeds.

      Taxable income (subject to certain adjustments) will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). Tax losses, if any, will be allocated 90% to the Limited Partners and 10% to the General Partners.

      ITEM 6.   SELECTED FINANCIAL DATA.

      The following sets forth a summary of the selected financial data for the
      Partnership:

DEAN WITTER REALTY YIELD PLUS II, L.P.

                          Years ended December 31, 1995, 1994, 1993, 1992 and 1991

                                  1995            1994              1993            1992           1991
Total revenues               $ 4,790,945     $  4,232,379     $  5,104,420 $  (6,910,371)2     $ 4,784,226


Net income (loss)            $ 3,445,931     $  2,396,809     $(6,602,459)1 $(10,632,326)2,3  $   216,4704

Net income (loss) per
   Unit of limited
   partnership interest          $ 17.91           $12.46         $(33.75)    $   (61.40)     $      1.25

Cash distribution paid
   per Unit of limited
   partnership interest5          $16.25           $20.00           $28.75        $37.50            37.50

Total assets at December 31  $44,487,504      $44,411,118      $45,659,620   $55,657,048      $69,809,216

1.    Includes a $9.8 million loss on impairment of the One Congress Street participating mortgage loan (see item 7 and Note 4 to the financial statements).

2.    Includes the Partnership's $11.9 million share of loss on impairment of its interest in the 2600 Michelson
      Drive property.

3.    Includes a $2.2 million loss on impairment of the Century Alameda property.

4.    Includes a $3.7 million loss on foreclosure of the Century Alameda property.

5.    Distributions paid to Limited Partners include a return of capital per Unit of limited partnership interest of $7.54, $28.75, $37.50 and $36.25 for the years ended December 31, 1994, 1993, 1992 and 1991, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

The above financial data should be read in conjunction with the financial statements and the related notes appearing in Item 8.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

       Liquidity and Capital Resources

       The Partnership raised $86,582,000 through a public offering which was terminated in 1990. The Partnership has no plans to raise additional capital.

       The Partnership committed the gross proceeds raised in the offering to three investments. No additional investments are planned.

       Many real estate markets are stabilizing or improving, primarily due to the continued absence of significant construction activity. The relative absence of office construction as well as growth in business services has resulted in absorption of office space in cities such as Boston (the location of One Congress Street). In contrast, office vacancy levels in southern California (the location of 2600 Michelson Drive) remained essentially unchanged from the prior year as certain large corporations and financial companies continued to restructure and consolidate their operations. In most markets, office construction is limited to build-to-suit projects with significant pre-leasing. The overall economic recovery and a lack of warehouse construction over the past several years is benefiting industrial properties such as the Century Alameda Distribution Center. Industrial vacancy rates have declined nationally for the past six quarters. Most new warehouse construction is on a build-to-suit basis.

       The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest on the participating mortgage loan and expenditures for tenant improvements and leasing commissions in connection with the leasing of space. In 1995, both the Century Alameda property and the Michelson joint venture generated positive cash flow from operations, and it is anticipated that they will continue to do so.

       As of December 31, 1995, the Partnership has commitments to fund approximately $282,000 at the Century Alameda property and to contribute approximately $1,055,000 to DW Michelson Associates, primarily for lease-related capital expenditures.

       Since existing cash reserves were projected to be insufficient to fund all of the anticipated costs of the properties owned by the Partnership and to accumulate reserves for future contingencies, the Partnership reduced its cash distribution from a 4% annual rate to 2.5% beginning with the second quarter 1995 distribution, which was paid in July.

       During the year ended December 31, 1995, Partnership cash flows from operations and distributions from DW Michelson Associates exceeded distributions to investors, capital expenditures and contributions to DW Michelson Associates. The Partnership expects that such cash flows and increased cash reserves resulting from the above-mentioned reduction of the distribution rate will be sufficient to fund capital expenditures, contributions to DW Michelson Associates and cash distributions in 1996.

       The Partnership's participating mortgage loan is secured by the One Congress Street property. The General Services Administration ("GSA"), which leases all of the office space at the property, had a one-time option to cancel all or a portion of its lease at any time prior to its lease expiration in August 1997. In March 1996, GSA notified the owner/borrower of the One Congress Street property that it will vacate approximately 67,500 Square feet (approximately 28%) of the office space at the property in June 1996. The borrower continues discussions with the GSA regarding renewal of its remaining space at the property as well as the pending claim against the GSA relating to the original construction of its space. If the borrower can not re-lease the space which GSA will vacate, property cash flow will be reduced, and the borrower may not be able to meet its minimum debt service obligation.
See Note 4 to the consolidated financial statements.

       On January 29, 1996, the Partnership paid a cash distribution of $3.125 per Unit to the Limited Partners. The cash distribution aggregated $601,264 with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.

       Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

       Operations

       Fluctuations in the Partnership's operating results for the year ended December 31, 1995 compared to 1994, and for 1994 compared to 1993 were primarily attributable to the following:

       Rental income increased in 1995 compared to 1994 due to higher occupancy at the Century Alameda property resulting from the leasing to Goldenberg Plywood of approximately 28% of the space which had been vacant from April 1994 until July 1995. The space was vacant as a result of a tenant eviction in 1994.

       The increase in equity in earnings of the unconsolidated partnership in 1995 compared to 1994 resulted from higher rental income because of the leasing of 22% of the property's vacant space to AVCO Financial and lower property operating expenses (resulting from a significant refund of prior year real estate taxes). The increase was partially offset by higher depreciation and amortization on expenditures for tenant improvements and leasing commissions. The decrease in 1994 compared to 1993 is due to lower rental income at 2600 Michelson Drive in 1994.

       The decrease in interest and other income in 1994 compared to 1993 was primarily due to a fee reimbursement of approximately $219,000 relating to the One Congress Street investment in 1993.

       The decreases in property operating expenses in 1995 compared to 1994 and in 1994 compared to 1993 are primarily due to the absence in 1995 of provisions made in 1994 and 1993 for uncollectible rents from a large tenant that was evicted from the Century Alameda property in April 1994.

       The loss on impairment of the participating mortgage loan consists of the provision for loss on the One Congress Street loan in 1993.

       A summary of the office, retail and industrial building markets where the Partnership's properties, and the property underlying the Partnerships' investment in a participating mortgage loan are located, and the performance of each property, is as follows:

       There has been no significant new construction in the industrial building market in Lynwood, California, the location of the Century Alameda Distribution Center. The number of tenants seeking larger space in this market has increased from a year ago, and the recent completion of the Century Freeway is anticipated to increase demand. As a result, space in this market is being absorbed at a slow and steady pace, and the current vacancy rate in this market is 9.5%. During 1995, average occupancy at the property was 86%, and at December 31, 1995, the property was 100% leased to 3 tenants. The leases of Goldenberg Plywood (for approximately 65% of the property's space), Tools Exchange (for approximately 22% of the property's space) and California Feather and Down (for approximately 13% of the space) expire in 2000, 1997 and 1997, respectively.

       Favorable lease rates are attracting tenants to the office market in Irvine, California, the location of 2600 Michelson Drive, where the market vacancy rate is approximately 15%. The steady absorption of space and the lack of new construction are leading to a tightening of available quality office space in this market. During 1995, average occupancy at the property was 87%, and at December 31, 1995,the property was 92%
leased to 41 tenants. The lease of AVCO Financial (for approximately 22% of the property's space) expires in 2002. No other significant leases are scheduled to expire in the near future.

       The vacancy level in the Boston office market, the location of One Congress Street, is approximately 10%, a decrease from approximately 12% at the beginning of the year. However, recent leasing activity has slowed from the 1994 pace and consolidations of banks with major office leases in Boston may add additional space to this market. The property may be affected by this because GSA has announced it will vacate 67,500 square feet of the property's space in June 1996 and its lease on the remaining space terminates in August 1997. Also, the retail space has been difficult to lease. During 1995, occupancy at the office and garage space remained at 100% and the retail space, which is not a significant portion of the overall space, is substantially vacant.

Inflation

       Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                                   DEAN WITTER REALTY YIELD PLUS II, L.P.


                                                    INDEX


(a) Financial statements                                                                               Page
Independent Auditors' Report 1995-1994                                                                  12
Independent Auditors' Report 1993                                                                       13
Balance Sheets at December 31, 1995 and 1994                                                            14
Statements of Operations for the years ended December 31,
   1995, 1994 and 1993                                                                                  15
Statements of Partners' Capital for the years
   ended December 31, 1995, 1994 and 1993                                                               16
Statements of Cash Flows for the years ended December 31,
   1995, 1994 and 1993                                                                                  17
Notes to Financial Statements                                                                        18-25



(b) Financial statement schedules

Real Estate and Accumulated Depreciation       III                                                   32-33





All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.
/TABLE

                                   Independent Auditors' Report




The Partners
Dean Witter Realty Yield Plus II, L.P.


We have audited the accompanying balance sheets of Dean Witter Realty Yield Plus II, L.P. (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. Our audits also included the financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus II, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                          Deloitte & Touche LLP
                                                       /s/Deloitte & Touche LLP



New York, New York
March 27, 1996
                                   Independent Auditors' Report





The Partners
Dean Witter Realty Yield Plus II, L.P.


We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficiency) and cash flows of Dean Witter Realty Yield Plus II, L.P. and consolidated partnerships for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dean Witter Realty Yield Plus II, L.P. and consolidated partnerships for the year ended December 31, 1993, in conformity with generally accepted accounting principles.



                                                          /s/KPMG Peat Marwick
                                                          KPMG Peat Marwick LLP



New York, New York
March 25, 1994

                                   DEAN WITTER REALTY YIELD PLUS II, L.P.

                                               BALANCE SHEETS

                                         December 31, 1995 and 1994




                                                                              1995                 1994
                               ASSETS
Investment in participating mortgage
   loan, net of allowance of $9,787,750                                    $15,232,767          $15,232,767

Investment in unconsolidated partnership                                    19,566,955           19,833,854

Building, at cost, net of accumulated
   depreciation of $824,572 and
   $647,256                                                                  6,268,052            6,445,368

Cash and cash equivalents                                                    2,233,451            2,057,891

Deferred expenses, net                                                         775,682              765,414

Other assets                                                                   410,597               75,824

                                                                           $44,487,504          $44,411,118

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                                      $  297,227          $   537,451

Security deposits                                                               97,919              100,668

                                                                               395,146              638,119

Partners' capital:
   General partners                                                          3,744,941            3,713,005
   Limited partners ($500 per Unit, 173,164 Units
      issued)                                                               40,347,417           40,059,994

          Total partners' capital                                           44,092,358           43,772,999

                                                                           $44,487,504          $44,411,118



See accompanying notes to financial statements.

                                   DEAN WITTER REALTY YIELD PLUS II, L.P.

                                          STATEMENTS OF OPERATIONS

                                Years ended December 31, 1995, 1994 and 1993




                                                                   1995            1994             1993
Revenues:
   Interest on participating mortgage loan                   $  1,988,000    $  2,010,701     $  2,010,679
   Rental                                                       1,635,640       1,389,548        1,427,034
   Equity in earnings of unconsolidated
     partnership                                                1,064,862         710,288        1,372,107
   Interest and other                                             102,443         121,842          294,600
                                                                4,790,945       4,232,379        5,104,420


Expenses:
   Property operating                                             662,219       1,132,495        1,209,493
   Depreciation and amortization                                  377,320         392,000          363,055
   General and administrative                                     305,475         311,075          346,581
   Loss on impairment of participating
     mortgage loan                                                   -               -           9,787,750
                                                                1,345,014       1,835,570       11,706,879

Net income (loss)                                            $  3,445,931    $  2,396,809     $ (6,602,459)

Net income (loss) allocated to:
   Limited partners                                          $  3,101,338    $  2,157,128     $ (5,844,927)
   General partners                                               344,593         239,681         (757,532)
                                                             $  3,445,931    $  2,396,809     $ (6,602,459)

Net income (loss) per Unit of limited
   partnership interest                                           $ 17.91         $ 12.46          $(33.75)




See accompanying notes to financial statements.
/TABLE

                                   DEAN WITTER REALTY YIELD PLUS II, L.P.

                                       STATEMENTS OF PARTNERS' CAPITAL

                                Years ended December 31, 1995, 1994 and 1993




                                                        Limited              General
                                                        Partners            Partners               Total

Partners' capital at
  January 1, 1993                                    $52,189,536          $2,804,359           $54,993,895

Net loss                                              (5,844,927)           (757,532)           (6,602,459)

Capital contributions                                      -               2,003,710             2,003,710

Cash distributions                                    (4,978,464)           (192,404)           (5,170,868)

Partners' capital at
   December 31, 1993                                  41,366,145           3,858,133            45,224,278

Net income                                             2,157,128             239,681             2,396,809

Cash distributions                                    (3,463,279)           (384,809)           (3,848,088)

Partners' capital at
   December 31, 1994                                  40,059,994           3,713,005            43,772,999

Net income                                             3,101,338             344,593             3,445,931

Cash distributions                                    (2,813,915)           (312,657)           (3,126,572)

Partners' capital at
   December 31, 1995                                 $40,347,417          $3,744,941           $44,092,358









See accompanying notes to financial statements.
/TABLE

                                   DEAN WITTER REALTY YIELD PLUS II, L.P.

                                          STATEMENTS OF CASH FLOWS

                                Years ended December 31, 1995, 1994 and 1993




                                                                1995            1994            1993


Cash flows from operating activities:
  Net income (loss)                                         $  3,445,931    $  2,396,809     $(6,602,459)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Depreciation and amortization                               377,320         392,000         363,055
     Equity in earnings of unconsolidated partnership         (1,064,862)       (710,288)     (1,372,107)
     Loss on impairment of participating mortgage loan              -               -          9,787,750
     (Increase) decrease in operating assets:
       Deferred expenses                                        (210,272)       (177,646)       (166,621)
       Other assets                                             (334,773)        (21,696)        466,516
     Increase (decrease) in operating liabilities:
       Accounts payable and other liabilities                   (240,224)        244,777        (227,811)
       Security deposits                                          (2,749)        (42,000)           -

          Net cash provided by operating activities            1,970,371       2,081,956       2,248,323

Cash flows from investing activities:
  Contributions to unconsolidated partnership                   (489,992)       (989,425)           -
  Distributions from unconsolidated partnership                1,821,753       1,357,785       1,716,964

          Net cash provided by investing activities            1,331,761         368,360       1,716,964

Cash flows from financing activities:
  Cash distributions                                          (3,126,572)     (3,848,088)     (5,170,868)
  Capital contributions                                             -               -          2,003,710

          Net cash used in financing activities               (3,126,572)     (3,848,088)     (3,167,158)

Increase (decrease) in cash and cash equivalents                 175,560      (1,397,772)        798,129

Cash and cash equivalents at beginning of year                 2,057,891       3,455,663       2,657,534

Cash and cash equivalents at end of year                     $ 2,233,451    $  2,057,891     $ 3,455,663





See accompanying notes to financial statements.
/TABLE

                              DEAN WITTER REALTY YIELD PLUS II, L.P.

                                   Notes to Financial Statements



1.   The Partnership

Dean Witter Realty Yield Plus II, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1988. The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus II Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

The Partnership was formed to invest in the development and operation of income-producing commercial and industrial properties.

The Partnership issued 173,164 units of limited partnership interest (the "Units") for $86,582,000. No additional Units will be sold.

2.   Summary of Significant Accounting Policies

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's 49.19% interest in DW Michelson Associates is accounted for on the equity method.

Real estate, all of which was acquired in settlement of loans, was recorded at the lower of the book value of the investment or estimated fair value of the property at the date of foreclosure. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method over approximately 40 years.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate. As part of this evaluation, the fair values of each of the properties are estimated (in some cases with the assistance of independent real estate consultants) based on discounted cash flows. The fair values are compared to the properties' carrying amounts in the financial statements. A deficiency in fair value relative to carrying amount is an indication of the need for a writedown due to impairment.
In such case, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

The Partnership also periodically evaluates the collectibility of both interest and principal of its investment in participating mortgage loan to determine whether it is impaired. The mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms of the loan. When the mortgage loan is considered to be impaired, the Partnership establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or, for practical purposes, at the estimated fair value of the real estate collateralizing the loan. The Partnership's accounting policy complies with Statements of Financial Accounting Standards No. 114 and No. 118 with respect to accounting by creditors for impairment of a loan.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1995. The cash flows used to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional writedowns, which could be material in subsequent years if real estate markets or local economic conditions change.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Deferred expenses consist of origination fees in connection with the mortgage loan, and leasing commissions. Origination fees are amortized over the loan term, which approximates the effective yield method. Leasing commissions are amortized over the applicable lease terms.

Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.

Net income (loss) per Unit amounts are calculated by dividing net income
(loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) writedowns for impairments of real estate and the participating mortgage loan are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $38.7 million higher than the amounts reported for financial statement purposes at December 31, 1995.

3.   Partnership Agreement

The Partnership Agreement provides that net cash flow, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners. However, the Managing General Partner was obligated to (a) defer receipt of its share of distributable net cash flow, and (b) contribute additional capital to the Partnership, sufficient to fund any shortfalls between cash flow and a 7.5% annual distribution rate to Limited Partners' during the offering period and the twelve quarters thereafter.

No additional capital contributions were required during the offering period, which ended in March 1990. The Managing General Partner deferred receipt of distributions, totalling $3,713,000 through March 31, 1993, and contributed $2,003,710, $2,390,521 and $412,838 with respect to the years ended March 31, 1993, 1992 and 1991, respectively.

Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until each Limited Partner has received a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return thereon; second, 100% to the General Partners until they have received an amount equal to (i) any portion of their share of net cash flow previously deferred and not distributed, and (ii) any additional capital contributions made by the Managing General Partner to fund distributions to the Limited Partners in respect of the 7.5% minimum annual return described above; and third, 85% to the Limited Partners and 15% to the General Partners.

Taxable income (subject to certain adjustments) will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). Tax losses, if any, will be allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to limited partners include returns of capital per Unit of limited partnership interest of $7.54 and $28.75 for the years ended December 31, 1994 and 1993, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.   Investment in Participating Mortgage Loan

One Congress Street, Boston, Massachusetts

In 1989, the Partnership and Dean Witter Realty Yield Plus, L.P. ("Yield Plus"), an affiliate, entered into an agreement to provide $59.2 million of participating mortgage construction and permanent financing for the One Congress Street building. As modified in 1991 and 1993, the investment is a 10-year permanent second mortgage loan. Base interest is payable at 8% and the first $250,000 of net revenues in any calendar year from the property is payable as Additional Interest. Also, the Partnership and Yield Plus own a 58% interest in adjusted net revenue and capital proceeds generated by the property.

The Partnership and Yield Plus have fully funded their commitments of $24.85 and $34.35 million, respectively.

The Partnership's participating mortgage loan is secured by the One Congress Street property. The General Services Administration ("GSA"), leasee of all of the office space at the property, had a one-time option to cancel all or a portion of its lease at any time prior to its lease expiration in August 1997. In March 1996, GSA notified the owner/borrower of the One Congress Street property that it will vacate approximately 67,500 Square feet (approximately 28%) of the office space at the property in June 1996. The borrower continues discussions with the GSA regarding renewal of its remaining space at the property as well as the pending claim against the GSA relating to the original construction of its space. If the borrower can not re-lease the space which GSA will vacate, property cash flow will be reduced, and the borrower may not be able to meet its minimum debt service obligation.

In 1993, the Partnership concluded that the value of the One Congress Street property and the Partnership's related loan were impaired.
Accordingly, as of December 31, 1993, the Partnership established an allowance of $9,787,750 against the loan.

One of the general partners of the borrower filed a voluntary petition under Chapter 11 of the Bankruptcy Code in 1991. This matter constitutes an event of default under the first and second mortgage loans. However, neither the first mortgage lender (Aetna Life and Casualty) nor the Partnership has declared a default. The ultimate impact of the bankruptcy on the loan is uncertain.

The estimated fair value of the Partnership's loan at December 31, 1995 is approximately $14.7 million. The fair value estimate is based on the net present value of the estimated future cash flows from the loan. The discount rate used is based on current lending rates and market conditions. The Partnership intends to hold the participating mortgage loan to maturity.

5.   Investment in Unconsolidated Partnership

2600 Michelson Drive, Irvine, California

DW Michelson Associates, a general partnership which is owned by Yield Plus (50.81%) and the Partnership (49.19%) had made a land purchase, a subsequent land lease, and a mortgage loan on 2600 Michelson Drive, an office complex consisting of three office buildings and underlying land, in 1988. The total investment in the property is approximately $71 million, of which the Partnership contributed $34.3 million. In 1990, the borrower/land lessee defaulted on the loan and, in 1991, DW Michelson effectively obtained ownership of the property. DW Michelson contributed a portion of its loan as equity to the ownership entity, which is a limited partnership of which DW Michelson is the managing general partner and the principal of the original borrower is a limited partner. DW Michelson receives interest on its loan, lease payments on the land and a preferred return on its equity. DW Michelson also received a promissory note of approximately $1.2 million from the borrower. In July 1994, the note, which was past due, was extended until December 31, 1999. At December 31, 1995, the balance of this note was approximately $1.2 million.

Summarized balance sheet information of DW Michelson Associates is as follows:

                                                                           December 31,
            Assets                                               1995               1994
            Land and building, net                           $38,541,189         $37,921,203
            Other                                              2,013,375             431,039

            Total assets                                     $40,554,564         $38,352,242

            Liabilities and Partners' Capital

            Liabilities                                      $   249,328         $   223,374
            Partners' capital                                 40,305,236          38,128,868

            Total liabilities and partners'
              capital                                        $40,554,564         $38,352,242

       Summarized results of operations of DW Michelson Associates are as follows:

                                                                             Years ended December 31,
                                                              1995             1994                1993
       Revenues:
         Rental                                         $ 6,181,349         $ 5,397,889      $  6,361,835
         Other                                              289,477             153,536           403,241
                                                          6,470,826           5,551,425         6,765,076
       Expenses:
         Property operating                               2,154,797           2,947,794         2,803,892
         Depreciation and amortization                    2,151,236           1,159,663         1,171,781
                                                          4,306,033           4,107,457         3,975,673

       Net income                                       $ 2,164,793        $  1,443,968      $  2,789,403

   An affiliate of the Managing General Partner manages the property.

     6.    Building

     Century Alameda Distribution Center, Lynwood, CA

     The building was acquired by deed-in-lieu of foreclosure in 1992. The land underlying the building is leased from an unaffiliated party. The current ground rent is approximately $547,000 a year, subject to graduated increases until expiration of the lease in 2043.

     7.    Leases

     Minimum future rental income under noncancellable operating leases as of December 31, 1995 is as follows:

                            Year ending December 31,
                            1996                           $1,406,564
                            1997                            1,129,544
                            1998                              854,063
                            1999                              854,063
                            2000                              854,063
                            Thereafter                      3,843,285
                                                           $8,941,582

The Partnership has determined that all leases relating to its properties are operating leases. Lease terms range from five to ten years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

8.    Related Party Transactions

An affiliate of Realty provides property management services for 2600 Michelson Drive and the Century Alameda Distribution Center. For the years ended December 31, 1995, 1994 and 1993, the affiliate received property management fees of $106,543, $101,626 and $119,086, respectively. These amounts are included in property operating expenses.

Realty performs administrative functions and processes certain investor tax information for the Partnership. For each of the three years in the period ended December 31, 1995, the Partnership incurred approximately $212,000, for these services. These amounts are included in general and administrative expenses.

As of December 31, 1995, the affiliates were owed a total of approximately $102,000 for these services.

9.    Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) have been named as defendants in four class actions lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

10.   Subsequent Event

On January 29, 1996, the Partnership paid a cash distribution of $3.125 per Unit to Limited Partners. The cash distribution aggregated $601,264 with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                             PART III.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The Partnership is a limited partnership which has no directors or officers.

             The directors and executive officers of the Managing General Partner are as follows:

                                               Position with the
Name                                        Managing General Partner
William B. Smith                    Chairman of the Board of Directors
E. Davisson Hardman, Jr.            President and Director
Lawrence Volpe                      Controller, Assistant Secretary and Director
Ronald T. Carman                    Secretary and Director

       All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

       William B. Smith, age 52, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

       E. Davisson Hardman, Jr., age 46, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since 1982.

       Lawrence Volpe, age 48, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds, Inc., which he joined in 1983.

       Ronald T. Carman, age 44, is a Director and the Secretary of Dean Witter Realty, Inc. He is a Senior Vice President of Dean Witter, Discover & Co. and Dean Witter Reynolds Inc., which he joined in 1984.

       There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

       The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions of $312,652, $384,809 and $192,404 during the years ended December 31, 1995, 1994 and 1993, respectively.

       The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the Financial Statements in Item
8 above.

       The directors and executive officers of the Partnership's Managing General Partner received no renumeration from the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

       (b) The directors and executive officers of the Managing General Partner own the following Units as of December 31, 1995:

                                                                               Amount and
                                                                                Nature of
Title of Class                    Name of Beneficial Owner                Beneficial Ownership
Limited                        William B. Smith                                       *
Partnership
Interests                      E. Davisson Hardman, Jr.                               *

                               All directors and executive                            *
                               officers of the Managing
                               General Partner, as a group


*Owns, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.
/TABLE

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       As a result of their being partners of a limited partnership which is the limited partner of the Associate General Partner, certain current and former officers and directors of the Managing General Partner also own indirect partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the general partners shall be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The General Partners' share of cash distributions and income or loss is described in Item 5 above.

       All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty Inc., a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover
& Co. The general partner of the Associate General Partner is the Managing General Partner. The limited partner of the Associate General Partner is LSYP 88, L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of the Managing General Partner are partners of LSYP 88, L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

       The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the Financial Statements in Item
8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

     The One Congress Street property was developed by a joint venture between a Maryland-based developer and an entity comprised of former Realty executives.

                                              PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K.

(a)          The following documents are filed as part of this Annual Report:

      1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

      2. Financial Statement Schedules (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

      3.     Exhibits

         (2)        Not applicable.

         (3)(a) Amended and Restated Agreement of Limited Partnership dated as of June 24, 1988 set forth in Exhibit A to the Prospectus included in Registration Statement Number 33-20475 is incorporated herein by reference.

         (3)(b) Certificate of Limited Partnership dated as of June 24, 1988 incorporated by reference in Registration Statement Number 33-20475 is incorporated herein by reference.

        (4)(a) Amended and Restated Agreement of Limited Partnership dated as of June 24, 1988 set forth in Exhibit A to the Prospectus included in Registration Statement Number 33-20475 is incorporated herein by reference.

        (4)(b) Certificate of Limited Partnership dated as of June 24, 1988 incorporated by reference in Registration Statement Number 33-20475 is incorporated herein by reference.

        (6)         Not applicable.

        (7)         Not applicable

        (9)         Not applicable.

        (10)(a) Partnership Agreement for DW Michelson Associates dated March 14, 1988 was filed as Exhibit 10.1 (a) to Amendment No. 1 to Registrant's Registration Statement on Form S-11 and is incorporated herein by reference.

        (10)(b) First Mortgage Promissory Note, dated April 26, 1989, between the Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus II, L.P. (Holder) was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

      (10)(c) Construction Loan Agreement, dated April 26, 1989, between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

      (10)(d) Intercreditor Agreement among Dean Witter Realty Yield Plus, L.P., Dean Witter Realty Yield Plus II, L.P., and Realty Management Services Inc. dated as of April 26, 1989 was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

      (10)(e) First Amendment to Construction Loan Agreement dated October 12, 1989 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender.

      (10)(f) Amended and Restated Construction Loan/Office Loan Promissory Note dated October 12, 1989 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus II, L.P. (Holder).

      (10)(g) Second Amendment to Construction Loan Agreement dated June 22, 1990 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender.

      (10)(h) First Amendment to Amended and Restated Construction Loan/Office Loan Promissory Note dated June 22, 1990 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus II, L.P. (Holder).

      (10)(i) Supplemental Loan Agreement dated September 20, 1993 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender.

      (10)(j) Second Amendment to Notes dated September 20, 1993 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., (Holders).

      (11)          Not applicable.

      (12)          Not applicable.

      (14)          Not applicable.

      (16)          Not applicable

      (21)          Not applicable.

      (27)          Financial Data Schedule

      (28)          Not applicable.

      (99)          Not applicable.

(b)          Reports on Form 8-K -  Not applicable

(c)          See paragraph (a) (3) above.

(d)          1.     Financial statements of GCGA Limited Partnership, an
                    office building/parking garage located in Boston, Massachusetts. To be filed when received from GCGA
                    Limited Partnership.

             2. Financial statements of Michelson Co., an office building located in Irvine, California.

                                                      SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY YIELD PLUS II, L.P.

By:         Dean Witter Realty Yield Plus II Inc.
                Managing General Partner


By:         /s/E. Davisson Hardman, Jr.              Date:  April 1, 1996
                E. Davisson Hardman, Jr.
                President


By:         /s/Lawrence Volpe                         Date:  April 1, 1996
                Lawrence Volpe
                Controller
                (Principal Financial and Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS II INC.
Managing General Partner


/s/William B. Smith                               Date:  April 1, 1996
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                      Date:  April 1, 1996
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                Date:  April 1, 1996
Lawrence Volpe
Director


/s/Ronald T. Carman                              Date:  April 1, 1996
Ronald T. Carman
Director

SCHEDULE III
                                        DEAN WITTER REALTY YIELD PLUS II, L.P.

                                       Real Estate and Accumulated Depreciation

                                                   December 31, 1995

                                  Initial cost to Partnership (A)

                                                                                                   Costs
                                                                                                   Capitalized
                                                     Building and                                  Subsequent to
Description                         Land             Improvements            Total                  Acquisition
Lynwood, CA                      $      -            $  9,321,476         $  9,321,476             $       -

                                                                Gross Amount at which
                                                              Carried at End of Period (B)

                                     Loss
                                  on Impairment                           Building and
Description                      of Real estate     Land                   Improvements                Total
Lynwood, CA                      $(2,228,852)        $      -             $  7,092,624              $  7,092,624

                                                                                                   Life on which
                                                                                                    Depreciation
                                                                                                   in Latest Income
                                   Accumulated         Date of        Date                           Statement is
Description                      Depreciation(C)    Construction   Acquired                           Computed
Lynwood, CA                      $   824,572                1989               October 1991           40 Years
/TABLE

SCHEDULE III (CONTINUED)

                                        DEAN WITTER REALTY YIELD PLUS II, L.P.


Notes:

(A)   The properties are not encumbered by long term debt.  The basis in the properties for financial reporting purposes is net of loss on foreclosure of real estate.  The loss on foreclosure does not reduce the basis for federal income tax purposes.

(B)   Reconciliation of real estate owned
                                                                 1995              1994             1993
     Balance at beginning of period                          $7,092,624        $7,092,624        $7,092,624

      Additions (deletions) during period:
        Improvements                                               -                 -                 -
      Balance at end of period                               $7,092,624        $7,092,624        $7,092,624

(C)   Reconciliation of accumulated depreciation:

      Balance at beginning of period                          $ 647,256        $  469,940        $  292,624
        Depreciation expense                                    177,316           177,316           177,316
      Balance end of period                                  $  824,572        $  647,256        $  469,940
/TABLE

                                         MICHELSON COMPANY LIMITED PARTNERSHIP
                                          (A California Limited Partnership)


                                                   TABLE OF CONTENTS



                                                                    Page


Independent Auditors' Report                                           2

Financial Statements for the Years Ended
    December 31, 1995 and 1994:

Balance Sheets                                                         3

Statements of Operations                                               4

Statement of Changes in Partners' Capital                              5

Statements of Cash Flows                                               6

Notes to Financial Statements                                       7-12
/TABLE

INDEPENDENT AUDITORS' REPORT




To  the Partners of
     Michelson Company Limited Partnership:

We have audited the accompanying balance sheets of Michelson Company Limited Partnership (A California Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Michelson Company Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP




March 27, 1996

                                            MICHELSON COMPANY LIMITED PARTNERSHIP
                                             (A California Limited Partnership)

                                                       BALANCE SHEETS


                                                                                                    December 31,
                                                                                         1995                     1994
              ASSETS
Office buildings and tenant improvements -
   at cost, net of accumulated depreciation of
   $18,591,701, $16,005,079 and
   $13,535,394                                                                        $35,359,697              $37,525,236

Imputed rent                                                                              710,987                  271,583

Leasing costs - at cost, net of accumulated
   amortization of $3,483,556, $3,239,803
   and $2,909,959                                                                      1,156,499                   832,872

Loan costs - at cost, net of accumulated
   amortization of $291,218 and $263,218
   and $235,218                                                                           63,047                    91,047

Cash and cash equivalents                                                                349,827                    22,661

Other assets                                                                             102,996                   173,533

                                                                                     $37,743,053               $38,916,932


       LIABILITIES AND PARTNERS' CAPITAL

Mortgage note payable                                                                $26,015,670               $26,892,919

Accounts payable and accrued expenses                                                     70,350                    79,632

Tenant security deposits                                                                 180,259                   143,773

                                                                                      26,266,279                27,116,324

Contingencies

Partners' capital                                                                     11,476,774                11,800,608

                                                                                     $37,743,053               $38,916,932









See accompanying notes to financial statements.

                                            MICHELSON COMPANY LIMITED PARTNERSHIP
                                             (A California Limited Partnership)

                                                  STATEMENTS OF OPERATIONS



                                                                                  Years ended December 31,
                                                             1995                        1994                      1993
Revenues:
   Rental                                                $ 6,239,837                 $ 4,598,341               $6,254,889
   Interest and other                                      1,078,629                      36,406                   34,558
                                                           7,318,466                   4,634,747                6,289,447

Expenses:
   Property operating                                      1,945,986                   1,967,746                1,710,499
   Interest                                                2,261,903                   2,272,265                2,281,785
   Property taxes                                            682,004                     669,763                  727,675
   Ground lease                                              556,691                     556,692                  556,692
   Property management                                       161,258                     144,120                  168,989
   General and administrative                                164,546                     166,164                  175,095
   Depreciation and amortization                           2,858,375                   2,827,529                2,690,571
                                                           8,630,763                   8,604,279                8,311,306

Net loss                                                 $(1,312,297)                $(3,969,532)             $(2,021,859)






























See accompanying notes to financial statements.

                                            MICHELSON COMPANY LIMITED PARTNERSHIP
                                             (A California Limited Partnership)

                                         STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                           Years Ended December 31, 1995 and 1994



                                                    DW
                                                 Michelson                    SC
                                                Associates                Enterprises
                                            (General Partner)         (Limited Partner)            Total

Partners' capital
   January 1, 1993                               $15,899,614              $     -               $15,899,614

Net loss                                          (2,021,859)                   -                (2,021,859)

Distributions                                       (717,357)                   -                  (717,357)

Capital contributions                                628,523                    -                   625,523

Partners' capital -
   December 31, 1993                              13,788,921                    -                13,788,921

Net loss                                          (3,969,532)                  -                 (3,969,532)

Capital contributions                              1,981,219                    -                  1,981,219

Partners' capital
  December 31, 1994                               11,800,608                    -                 11,800,608

   Net loss                                       (1,312,297)                   -                (1,312,297)

   Capital contributions                             988,463                    -                   988,463

Partners' capital
   December 31, 1995                             $11,476,774               $    -               $11,476,774

















See accompanying notes to financial statements.

                                            MICHELSON COMPANY LIMITED PARTNERSHIP
                                             (A California Limited Partnership)

                                                  STATEMENTS OF CASH FLOWS


                                                                                        Years ended December 31,
                                                                             1995                1994                1993

Cash flows from operating activities:
   Net Loss                                                              $(1,312,297)        $(3,969,532)       $(2,021,859)
   Adjustments to reconcile net loss to net cash
     providing by (used in) operating activities:
        Depreciation and amortization                                      2,858,375           2,827,529          2,690,571
        Changes in operating assets and liabilities:
            (Increase) decrease in imputed rent                             (439,404)            955,986            785,413
            Increase in leasing costs                                       (567,380)           (220,015)          (174,659)
            Decrease (increase) in other assets                               70,537             (69,909)          (103,624)
            (Decrease) increase in accounts payable                           (9,282)             54,327           (271,260)
            Increase (decrease) in tenant security
              deposits                                                        36,486             (15,109)             2,623

              Net cash provided by (used in) operating
                activities                                                   637,035            (436,723)           907,205

Cash flows from investing activities:
   Additions to office buildings and
     tenant improvements                                                    (421,083)         (1,761,204)          (753,569)

Cash flows from financing activities:
   Capital contributions from General Partner                                988,463           1,981,219            628,523
   (Principal payments) proceeds from mortgage
     note payable                                                           (877,249)             99,600           (107,715)

              Net cash provided by financing
                 activities                                                  111,214           2,080,819           (196,549)

Net increase (decrease) in cash and cash equivalents                         327,166            (117,108)           (42,913)

Cash and cash equivalents at beginning of
   year                                                                       22,661             139,769            182,682

Cash and cash equivalents at end of year                                 $   349,827         $    22,661        $   139,769

Supplemental disclosure of
   cash flow information:
     Cash paid for interest                                              $ 2,261,903         $ 2,272,265        $ 2,281,785








See accompanying notes to financial statements.

                               MICHELSON COMPANY LIMITED PARTNERSHIP
                                (A California Limited Partnership)

                                   NOTES TO FINANCIAL STATEMENTS

                                    December 31, 1995 and 1994


1.       Organization and restructuring

         Michelson Company Limited Partnership (the Partnership) was originally formed as a California general partnership under the name of Michelson Co. The original partnership was formed in 1984 between SC Enterprises (SC) and four individuals for the purpose of constructing and holding for investment a 16-story office building and a five-level parking structure at 2600 Michelson Drive (Michelson). The building and parking structure were completed in 1986. In addition, Michelson Co. acquired adjacent one-story and two-story office buildings at 18581 Teller Avenue (Teller). Michelson and Teller (the office buildings) are located on eight acres of land in Irvine, California.

         In 1988, Michelson Co. entered into an arrangement with DW Michelson Associates (DW) whereby Michelson Co. simultaneously sold and leased back the land under a long-term ground lease with DW (Note 3) and refinanced the office buildings under a nonrecourse loan from DW (Note 4). DW is a California general partnership composed of two Dean Witter Realty Inc. affiliated limited partnerships.

         Michelson Co. incurred significant cash deficits from operations. These deficits were funded by loan proceeds from DW to the extent of the interest reserve under the loan and thereafter by capital contributions from SC. In November 1990, these fundings stopped and Michelson Co. defaulted on its mortgage note and ground lease obligations. As a consequence, DW took control over the cash and the parties commenced negotiations for restructuring.

         In November 1991, the restructuring was completed. Michelson Co. became a limited partnership. DW was admitted as the managing general partner. SC converted to a limited partner, and the four individuals withdrew from the Partnership. DW converted approximately $37.9 million of the mortgage note to capital in the Partnership. The general partners of SC delivered two promissory notes totalling $1.2 million to DW. In July 1994, the note which was due in January 1993, was extended until December 31, 1999. At December 31, 1995, the balance of this note is approximately $1.2 million. In addition, the principal of SC became personally liable for $26 million of the remaining mortgage note payable, subject to certain restrictions and time limitations.

         The restructuring also resulted in a revised profit and loss allocation among the partners. In general, profits are first allocated to DW for preferred return on its capital contribution and the balance is allocated to DW and SC in a 90-10 ratio. All losses are allocated to DW except for any losses allocable to SC in connection with its obligation for the mortgage note payable. Also, there was a special allocation of gross revenue of approximately $3 million to SC, which was fully utilized in 1992.

2.       Significant accounting policies

         The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The office buildings and tenant improvements are stated at their original cost, net of depreciation. Costs of improvements to the buildings are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method over the estimated useful lives of the related assets ranging from 10 to 40 years.

         Effective January 1, 1995, the Partnership adopted the provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"); adoption was not required prior to 1995. Pursuant to SFAS 121, at least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate. As part of this evaluation, the fair values of each of the properties are estimated (in some cases with the assistance of independent real estate consultants) based on discounted cash flows. The fair values are compared to the properties' carrying amounts in the financial statements. A deficiency in fair value relative to carrying amount is an indication of the need for a writedown due to impairment.

         In such case, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value, and a loss on impairment recognized by a charge to earnings.

         Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1995. The cash flows used to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material in subsequent years if real estate markets or local economic conditions change.

         The Partnership has granted free rent periods under certain leases. In order to properly reflect the average rents earned under the leases, the Partnership reports rental revenues during the free rent periods and amortizes the concession amounts as reductions of rental revenues over the terms of the leases. The imputed rents of $710,987, $271,583 and $1,227,569 as of December 31, 1995, 1994
         and 1993 respectively, represent the unamortized free rents and are reflected as assets in the accompanying balance sheets.

         Leasing commissions are amortized over the applicable lease terms. Leasing costs principally include the net cost of capitalized lease obligations assumed by the Partnership relative to former lessors of relocated tenants.

         Loan costs are amortized over the original loan term of ten years.

         Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

         No provision for federal and state income taxes has been made in the financial statements, as the liability for such taxes is that of the partners rather than the Partnership.

3.       Leasing activities

         Leasing Revenues

         The Partnership leases, as lessor, commercial office space under operating leases with terms from three to twelve years. Rental revenue is reported ratably over the lease terms. These leases generally provide for minimum rents subject to Consumer Price Index adjustments and for the tenants to reimburse the Partnership for certain operating expenses.

         The minimum rents to be received from existing noncancelable operating leases as of December 31, 1995 are as follows:

                         Year Ending
                         December 31,

                         1996                                              $ 5,907,472
                         1997                                                5,498,644
                         1998                                                4,337,365
                         1999                                                2,516,957
                         2000                                                1,731,372
                         Thereafter                                          1,622,198

                                                                           $21,614,008

         The office buildings contain a total of approximately 394,000 square feet of rentable space. As of December 31, 1995, the buildings were approximately 90% leased.

         Ground Lease

         The Partnership has a land lease (the Lease) with DW for a term which expires in 55 years. The Lease provides for an annual base rent of $556,692, additional rent for property taxes and similar assessments, percentage rent representing 40% of net operating cash flows (as defined in the Lease), and participation in refinancing and sale proceeds. There was no percentage rent or participation paid or due as of December 31, 1995 or 1994.

4.       Mortgage note payable

         The note is payable to DW and is secured by the office buildings and an assignment of rents. The note bears interest at 8.5% per annum and is due March 1998. Interest and principal are payable monthly, with a lump sum payment for unpaid interest and principal due at maturity.

         Principal payments due on the mortgage note payable are as follows:

                         Year Ending
                         December 31,
                             1996                       $    138,875
                             1997                            151,151
                             1998                          26,258,461
                                                         $ 26,548,487

5.       Related party transactions

         DW earns interest as a lender and ground rent as a lessor. An affiliate of DW earns fees and reimbursements for services provided to the Partnership. These amounts are summarized as follows:

                                                                 Year ended December 31,
                                                          1995                     1994

         Interest                                      $ 2,261,903              $ 2,272,265
         Ground rent                                       556,692                  556,692
         Management fees                                   161,258                  144,120
         Reimbursements
           (included in property operating
           expenses)                                        98,370                  139,675
                                                       $ 3,078,223              $ 3,112,752

/TABLE

6.       Contingencies

         The Partnership leases land that may have certain soil and water contamination. Management believes that any such contamination is minor and that any liability for cleanup is minimal.

         The Partnership has been notified by SC that Michelson Co.'s (Note
         1) 1990 Federal tax filing is currently under audit by the Internal Revenue Service.

                                       Exhibit Index for Dean Witter Realty Yield Plus II, L.P.

                 Exhibit                               Description                                            Sequential
                   No.                                                                                          Page No.
                 ________                             ____________                                              __________

(3)(a)* Amended and Restated Agreement of Limited Partnership dated as of June 24, 1988 set forth in Exhibit A to the Prospectus included in Registration Statement Number 33-20475 is incorporated herein by reference.

(3)(b)* Certificate of Limited Partnership dated as of June 24, 1988 incorporated by reference in Registration Statement Number 33-
                20475 is incorporated herein by reference.

(4)(a)* Amended and Restated Agreement of Limited Partnership dated as of June 24, 1988 set forth in Exhibit A to the Prospectus included in Registration Statement Number 33-20475 is incorporated herein by reference.

(4)(b)* Certificate of Limited Partnership dated as of June 24, 1988 incorporated by reference in Registration Statement Number 33-
                20475 is incorporated herein by reference.

(10)(a)*        Partnership Agreement for DW Michelson Associates dated March
                14, 1988 was filed as Exhibit 10.1 (a) to Amendment No. 1 to
                Registrant's Registration Statement on Form S-11 and is incorporated herein by reference.

(10)(b)* First Mortgage Promissory Note, dated April 26, 1989, between the Government Center Garage Realty Trust (Maker) and Dean
                Witter Realty Yield Plus II, L.P. (Holder) was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26,
                1989 and is incorporated herein by reference.

(10)(c)*        Construction Loan Agreement, dated April 26, 1989, between
                Government Center Garage Realty Trust, as Borrower and Dean
                Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield
                Plus II, L.P., as Lender was filed as Exhibit to Amendment No.
                2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

(10)(d)*        Intercreditor Agreement among Dean Witter Realty Yield
                Plus, L.P., Dean Witter Realty Yield Plus II, L.P., and Realty
                Management Services Inc. dated as of April 26, 1989 was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on
                April 26, 1989 and is incorporated herein by reference.

(10)(e)         First Amendment to Construction Loan Agreement dated October
                12, 1989 between Government Center Garage Realty Trust, as
                Borrower and Dean Witter Realty Yield Plus, L.P. and Dean
                Witter Realty Yield Plus II, L.P., as Lender.


(10)(f)         Amended and Restated Construction Loan/Office Loan Promissory
                Note dated October 12, 1989 between Government Center Garage
                Realty Trust (Maker) and Dean Witter Realty Yield Plus II, L.P.
                (Holder).

(10)(g)         Second Amendment to Construction Loan Agreement dated June 22,
                1990 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty
                Yield Plus II, L.P., as Lender.

(10)(h)         First Amendment to Amended and Restated Construction
                Loan/Office Loan Promissory Note dated June 22, 1990 between
                Government Center Garage Realty Trust (Maker) and Dean Witter
                Realty Yield Plus II, L.P. (Holder).

(10)(i)         Supplemental Loan Agreement dated September 20, 1993 between
                Government Center Garage Realty Trust, as Borrower and Dean
                Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield
                Plus II, L.P., as Lender.

(10)(j)         Second Amendment to Notes dated September 20, 1993 between
                Government Center Garage Realty Trust (Maker) and Dean Witter
                Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II,
                L.P., (Holders).





*incorporated by reference