Form 10-Q
period 1996-03-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 1996-05-15
CIK 830340

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C.  20549

                                                 FORM 10-Q

[ X ]                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                    THE SECURITIES EXCHANGE ACT OF 1934
                                    For the period ended March 31, 1996

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

                                     Yes      X         No

                                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  DEAN WITTER REALTY YIELD PLUS II, L.P.

                                              BALANCE SHEETS



                                                                   March 31,         December 31,
                                                                     1996                1995

                                                  ASSETS
Investment in participating mortgage loan,
         net of allowance of $9,787,750                            $15,232,767        $15,232,767

Investment in unconsolidated partnership                            19,291,411         19,566,955

Building and improvements, at cost, net of
         accumulated depreciation of $869,780 and
         $824,572                                                    6,257,989          6,268,052

Cash and cash equivalents                                            2,306,532          2,233,451

Deferred expenses, net                                                 722,176            775,682

Other assets                                                           767,156            410,597

                                                                   $44,578,031        $44,487,504


                                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                             $   246,847        $   297,227

Security deposits                                                       97,919             97,919

                                                                       344,766            395,146
Partners' capital:
         General partners                                            3,759,032          3,744,941
         Limited partners ($500 per Unit,
           173,164 Units issued)                                    40,474,233         40,347,417

                 Total partners' capital                            44,233,265         44,092,358

                                                                   $44,578,031        $44,487,504


See accompanying notes to financial statements.
/TABLE

                                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                                             STATEMENTS OF INCOME

                                  Three months ended March 31, 1996 and 1995




                                                                         1996               1995

Revenues:
  Interest on participating mortgage loan                             $  495,638         $  490,192
  Rental                                                                 342,267            311,387
  Equity in earnings of unconsolidated
     partnership                                                         261,189            163,536
  Other                                                                   33,021             20,738

                                                                       1,132,115            985,853

Expenses:
  Property operating                                                     215,254            172,258
  Depreciation and amortization                                           98,714             97,453
  General and administrative                                              75,976             81,401

                                                                         389,944            351,112

Net income                                                            $  742,171         $  634,741

Net income allocated to:
  Limited partners                                                    $  667,954         $  571,267
  General partners                                                        74,217             63,474

                                                                      $  742,171         $  634,741

Net income per Unit of limited
  partnership interest                                                     $3.86              $3.30







See accompanying notes to financial statements.
/TABLE

                           DEAN WITTER REALTY YIELD PLUS II, L.P.

                               STATEMENT OF PARTNERS' CAPITAL

                              Three months ended March 31, 1996



                                    Limited              General
                                    Partners             Partners                Total
Partners' capital at
  January 1, 1996                $40,347,417            $3,744,941            $44,092,358

Net income                           667,954                74,217                742,171

Cash distributions                  (541,138)              (60,126)              (601,264)

Partners' capital at
  March 31, 1996                 $40,474,233            $3,759,032            $44,233,265






















See accompanying notes to financial statements.
/TABLE

                                  DEAN WITTER REALTY YIELD PLUS II, L.P.

                                         STATEMENTS OF CASH FLOWS

                                Three months ended March 31, 1996 and 1995


                                                                     1996                     1995

Cash flows from operating activities:
  Net income                                                     $   742,171                $  634,741
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                     98,714                    97,453
    Equity in earnings of unconsolidated partnership                (261,189)                 (163,536)
    Increase in operating assets:
      Deferred expenses                                                 -                       (9,692)
      Other assets                                                  (356,559)                  (66,605)
    Decrease in operating liabilities:
      Accounts payable and other liabilities                         (50,380)                  (20,309)

        Net cash provided by operating activities                    172,757                   472,052

Cash flows from investing activities:
  Additions to building and improvements                             (35,145)                     -
  Contributions to unconsolidated partnership                        (74,243)                 (219,730)
  Distributions from unconsolidated partnership                      610,976                   287,630

        Net cash provided by investing activities                    501,588                    67,900

Net cash flows used in financing activities:
  Cash distributions                                                (601,264)                 (962,022)

Increase (decrease) in cash and cash equivalents                      73,081                  (422,070)

Cash and cash equivalents at beginning of period                   2,233,451                 2,057,891

Cash and cash equivalents at end of period                       $ 2,306,532               $ 1,635,821


See accompanying notes to financial statements.
/TABLE

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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.    Related Party Transactions

An affiliate of Realty provided property management services for two properties during 1996 and 1995. The affiliate received property management fees of $31,661 and $26,933 for the three months ended March 31, 1996 and 1995, respectively, for these services. These amounts are included in property operating expenses.

An affiliate of Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. During each of the three-month periods ended March 31, 1996 and 1995, the Partnership incurred approximately $53,000 for these services. These amounts are included in general and administrative expenses.

As of March 31, 1996, the affiliates were owed a total of approximately $30,000 for these services.

3.    Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in certain cases, its Managing General Partner) are defendants in five class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

4.    Subsequent Event

On April 29, 1996, the Partnership paid a cash distribution of $3.125 per Unit to Limited Partners. The cash distribution aggregated $601,264 with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.

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

Many real estate markets are stabilizing or improving, primarily due to the continued absence of significant construction activity. The relative absence of office construction as well as growth in demand from high technology and professional service firms has recently resulted in absorption of office space in Orange County, CA (the location of 2600 Michelson Drive). In contrast, office vacancy levels in Boston (the location of One Congress Street) may be negatively impacted by corporate and bank consolidations in the near term. In most markets, office construction is limited to build-to-suit projects. The overall economic recovery and a lack of warehouse construction over the past several years is benefiting industrial properties such as the Century Alameda Distribution Center. Most new warehouse construction is on a build-to-suit basis. The demand for modern high-quality space has grown, especially for well-located and easily accessible properties. Technology advances have changed the warehouse sector from strictly storage type facilities to distribution center operations.

The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest on the participating mortgage loan and expenditures for tenant improvements and leasing commissions in connection with the leasing of space. During the three months ended March 31, 1996, both the Century Alameda property and the Michelson joint venture generated positive cash flow from operations, and it is anticipated that they will continue to do so.

During the three months ended March 31, 1996, Partnership cash flow from operations and distributions from DW Michelson Associates exceeded distributions to investors, capital expenditures and contributions to DW Michelson Associates. The Partnership expects that such cash flows and increased cash reserves resulting from the reduction of the distribution rate in 1995 will be sufficient to fund capital expenditures, contributions to DW Michelson Associates and cash distributions during the remainder of 1996.

As of March 31, 1996, the Partnership has commitments to fund approximately $247,000 at the Century Alameda property and to contribute approximately $1,000,000 to DW Michelson Associates, primarily for lease-related capital expenditures.


The Partnership's participating mortgage loan is secured by the One Congress Street property. In March 1996, the General Services Administration ("GSA"), which leases all of the office space at the property, notified the owner/borrower of the One Congress Street property that it will exercise its one-time cancellation option on a portion of its lease and will vacate approximately 67,500 square feet (approximately 28%) in June 1996. The GSA's annual rent for this space approximates $2.5 million. The owner is currently attempting to re-lease this space and continues renewal discussions regarding the lease of GSA's remaining space, which expires August 1997. Discussions regarding the pending claim with the GSA in connection with the original construction of its space are also ongoing. The owner remains current on its first and second mortgage loans secured by the property.

Current market rental rates are significantly less than in the early 1990's when the GSA lease was entered into. Therefore, the owner/borrower may not receive sufficient rent from re-leasing the office space at the property to fully fund all of its obligations, including the total interest due on the Partnership's loan. In addition, substantial funds may be required to re-lease the space. Notwithstanding, the cash flow generated from the garage lease is projected to be sufficient to pay the debt service due under the first mortgage loan on the property.

During the first quarter of 1996, the lease at the Century Alameda property of California Feather & Down (for approximately 13% of the property's space) was extended through 2007. Because market rates have declined since the tenant signed its original lease, rental revenue and cash flow will decrease under the new lease. As a result of this renewal, which is effective January 1, 1996, rental revenue and cash flow from the property will decrease by approximately $85,000 in 1996 compared to 1995.

Except as discussed herein and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

The increase in other assets is primarily due to interest receivable on the participating mortgage loan. The interest was received in April 1996.

On April 29, 1996, the Partnership paid a cash distribution of $3.125 per Unit to the Limited Partners. The cash distribution aggregated $601,264 with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three-months ended March 31, 1996 compared to 1995 are primarily attributable to the following:

The increase in equity in earnings of the unconsolidated partnership resulted from higher rental income because of the leasing of 22% of the property's space in the third quarter of 1995.

Property operating expenses were lower in 1995 primarily due to the receipt of a real estate tax refund.

A summary of the office, retail and industrial building markets where the Partnership's properties, and the property underlying the Partnerships' investment in a participating mortgage loan are located, and the performance of each property, is as follows:

There has been no significant new construction in the industrial building market in Lynwood, California, the location of the Century Alameda Distribution Center. There is a shortage of space for larger tenants in this market, and the recent completion of the Century Freeway is anticipated to increase demand. As a result, space in this market is being absorbed at a slow and steady pace, and the current vacancy rate in this market is approximately 9.5%. During the first quarter of 1996, the property was 100% leased to 3 tenants. The lease of Tools Exchange (for approximately 22% of the property's space) expires in 1997.

Favorable lease rates are attracting tenants to the office market in Irvine, California, the location of 2600 Michelson Drive, where the market vacancy rate has decreased to approximately 14%. The steady absorption of space and the lack of new construction are leading to a tightening of available quality office space in this market. During the first quarter of 1996, occupancy at the property decreased slightly to 91%. No significant leases expire before 1998.

The vacancy level in the Boston office market, the location of One Congress Street, has increased slightly to approximately 11% and, as discussed above, may worsen in the near future. The property may be affected by the worsening market, because GSA has announced it will vacate 67,500 square feet of the property's space in June 1996 and its lease on the remaining space terminates in August 1997. Also, the retail space has been difficult to lease. During the first quarter of 1996, occupancy at the office and garage space remained at 100% and the retail space, which is not a significant portion of the overall space, remained substantially vacant.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                       DEAN WITTER REALTY YIELD PLUS II, L.P.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 13, 1996, a class action lawsuit (the "Young Action") naming Dean Witter Realty Income Partnership III, L.P., other unidentified limited partnerships, Dean Witter, Discover & Co., Dean Witter Reynolds Inc., and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants have removed the case to the United States District Court for the District of Maryland. The complaint alleges fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment and related claims and seeks an accounting of records, compensatory and punitive damages in unspecified amounts and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits
            An exhibit index has been filed as part of this Report on Page E1.

      (b)   Reports on Form 8-K - not applicable.

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


                                DEAN WITTER REALTY YIELD PLUS II, L.P.



                                    By:  Dean Witter Realty Yield Plus II Inc.
                                         Managing General Partner



Date:  May 15, 1996                 By:  /s/E. Davisson Hardman, Jr.
                                         E. Davisson Hardman, Jr.
                                         President



Date:  May 15, 1996                By:  /s/Lawrence Volpe
                                        Lawrence Volpe
                                        Controller
                                       (Principal Financial and Accounting
                                        Officer)

                                                                                     Exhibit Index



                                  Dean Witter Realty Yield Plus II, L.P.
                                       Quarter Ended March 31, 1996




Exhibit                                                                     Sequentially
  No.                            Description                                Numbered Page

 27                       Financial Data Schedule


































                                                    E1