Form 10-Q
period 1996-06-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 1996-08-14
CIK 830340

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended June 30, 1996

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

                       Yes      X         No

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                                BALANCE SHEETS


                                                   June 30,      December 31,
                                                    1996             1995

                                    ASSETS
Investment in participating mortgage loan,
  net of allowance of $9,787,750                 $15,232,767      $15,232,767

Investment in unconsolidated partnership          19,837,961       19,566,955

Building and improvements, at cost, net of
  accumulated depreciation of $914,988 and
  $824,572                                         6,212,781        6,268,052

Cash and cash equivalents                          2,239,280        2,233,451

Deferred expenses, net                               668,671          775,682

Other assets                                         425,325          410,597

                                                 $44,616,785      $44,487,504


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities           $   221,447      $   297,227

Security deposits                                     97,919           97,919

                                                     319,366          395,146
Partners' capital:
  General partners                                 3,765,448        3,744,941
  Limited partners ($500 per Unit,
    173,164 Units issued)                         40,531,971       40,347,417

         Total partners' capital                  44,297,419       44,092,358

                                                 $44,616,785      $44,487,504




                See accompanying notes to financial statements.
/TABLE

                            DEAN WITTER REALTY YIELD PLUS II, L.P.

                                     STATEMENTS OF INCOME


                       Three and six months ended June 30, 1996 and 1995

                                         Three months ended       Six months ended
                                             June 30                  June 30
                                        1996        1995          1996        1995

Revenues:
  Interest on participating
    mortgage loan                    $  501,085  $  501,085   $  996,723  $  991,277
  Rental                                354,935     287,760      697,202     599,147
  Equity in earnings of
    unconsolidated partnership          154,387      99,339      415,576     262,875
  Interest and other                     27,623      15,335       60,644      36,073
                                      1,038,030     903,519    2,170,145   1,889,372

Expenses:
  Property operating                    195,790     212,592      411,044     384,850
  Depreciation and amortization          98,713      97,453      197,427     194,906
  General and administrative             78,109      79,887      154,085     161,288
                                        372,612     389,932      762,556     741,044

Net income                           $  665,418  $  513,587   $1,407,589  $1,148,328

Net income allocated to:
  Limited Partners                   $  598,876  $  462,228   $1,266,830  $1,033,495
  General Partners                       66,542      51,359      140,759     114,833

                                     $  665,418  $  513,587   $1,407,589  $1,148,328

Net income per Unit of limited
  partnership interest                    $3.46       $2.67        $7.32       $5.97














                        See accompanying notes to financial statements.
/TABLE

                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                        STATEMENT OF PARTNERS' CAPITAL

                        Six months ended June 30, 1996


                             Limited          General
                             Partners         Partners             Total
Partners' capital at
  January 1, 1996         $40,347,417        $3,744,941         $44,092,358

Net income                  1,266,830           140,759           1,407,589

Cash distributions         (1,082,276)         (120,252)         (1,202,528)

Partners' capital at
  June 30, 1996           $40,531,971        $3,765,448         $44,297,419































                See accompanying notes to financial statements.
/TABLE

                          DEAN WITTER REALTY YIELD PLUS II, L.P.

                                 STATEMENTS OF CASH FLOWS

                          Six months ended June 30, 1996 and 1995

                                                          1996                 1995

Cash flows from operating activities:
 Net income                                           $ 1,407,589           $1,148,328
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                          197,427              194,906
   Equity in earnings of unconsolidated partnership      (415,576)            (262,875)
   Increase in operating assets:
     Deferred expenses                                          -              (19,384)
     Other assets                                         (14,728)            (129,231)
   Decrease in operating liabilities:
     Accounts payable and other liabilities               (75,780)             (39,552)

       Net cash provided by operating activities        1,098,932              892,192

Cash flows from investing activities:
 Additions to building and improvements                   (35,145)                -
  Contributions to unconsolidated partnership            (871,029)            (436,835)
 Distributions from unconsolidated partnership          1,015,599              689,201

       Net cash provided by investing activities          109,425              252,366

Cash flows used in financing activities:
 Cash distributions                                    (1,202,528)          (1,924,044)

Increase (decrease) in cash and cash equivalents            5,829             (779,486)

Cash and cash equivalents at beginning of period        2,233,451            2,057,891

Cash and cash equivalents at end of period            $ 2,239,280          $ 1,278,405




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

2.   Related Party Transactions

An affiliate of Realty provided property management services for two properties during 1996 and 1995. The affiliate received property management fees of $63,695 and $49,127 for the six months ended June 30, 1996 and 1995, respectively, for these services. These amounts are included in property operating expenses.

An affiliate of Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. During each of the six-month periods ended June 30, 1996 and 1995, the Partnership incurred approximately $106,000 for these services. These amounts are included in general and administrative expenses.

As of June 30, 1996, the affiliates were owed a total of approximately $41,000 for these services.
3.   Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in certain cases, its Managing General Partner) are defendants in a number of class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

4.   Subsequent Event

On July 30, 1996, the Partnership paid a cash distribution of $3.125 per Unit to Limited Partners. The cash distribution aggregated $601,264 with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.
DEAN WITTER REALTY YIELD PLUS II, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

The Partnership raised $86,582,000 through a public offering which was terminated in 1990. The Partnership has no plans to raise additional capital.

The Partnership committed the gross proceeds raised in the offering to three investments. No additional investments are planned.

Many real estate markets are stabilizing or improving, primarily due to the continued absence of significant construction activity. The relative absence of office construction as well as growth in demand from high technology and professional service firms has recently resulted in absorption of office space in Orange County, CA (the location of 2600 Michelson Drive). In contrast, office vacancy levels in Boston (the location of One Congress Street) may be negatively impacted by corporate and bank consolidations in the near term. In most markets, office construction is limited to build-to-suit projects. The overall economic recovery and a lack of warehouse construction over the past several years is benefiting industrial properties such as the Century Alameda Distribution Center. The demand has grown for modern high-quality space and well-located industrial properties, and most new warehouse construction is on a build-to-suit basis.

The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest on the participating mortgage loan and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. During the six months ended June 30, 1996, both the Century Alameda property and the Michelson joint venture generated positive cash flow from operations, and it is anticipated that they will continue to do so.

During the six months ended June 30, 1996, Partnership cash flow from operations and distributions from DW Michelson Associates slightly exceeded distributions to investors, capital expenditures and contributions to DW Michelson Associates. The Partnership expects that such cash flows will be sufficient to fund capital expenditures, contributions to DW Michelson Associates and cash distributions during the remainder of 1996.

As of June 30, 1996, the Partnership has commitments to fund approximately $247,000 at the Century Alameda property and to contribute approximately $78,000 to DW Michelson Associates, primarily for lease-related capital expenditures.

The Partnership's participating mortgage (the "Second Mortgage Loan") loan is secured by the One Congress Street property. In March 1996, the
                 DEAN WITTER REALTY YIELD PLUS II, L.P.

General Services Administration ("GSA"), which leases all of the office space at the property, notified the owner/borrower of the One Congress Street property that it will exercise its one-time cancellation option on a portion of its lease and will vacate approximately 67,500 square feet (approximately 28%) in August 1996. The GSA's annual rent for this space approximates $2.5 million. The owner is currently attempting to re-lease this space and continues renewal discussions regarding the lease of GSA's remaining space, which expires August 1997. Discussions regarding the pending claim with GSA in connection with the original construction of its space are also ongoing. The owner remains current on the first mortgage loan and the Second Mortgage Loan.

Current market rental rates are significantly less than in the early 1990's when the GSA lease was entered into. Therefore, the owner/borrower may not receive sufficient rent from re-leasing the office space at the property to fully fund all of its obligations, including the total interest due on the Partnership's loan. In addition, there may be a significant amount of time before a new tenant is found for this space, and substantial funds may be required to re-lease it. Notwithstanding, the cash flow generated from the garage lease is projected to be sufficient to pay the debt service due under the first mortgage loan on the property. However, the Partnership is concerned that the owner/borrower will not be able to pay its minimum debt service under the Second Mortgage Loan once GSA vacates.

During the first quarter of 1996, the lease at the Century Alameda property of California Feather & Down (for approximately 13% of the property's space) was extended through 2007. Because market rates have declined since the tenant signed its original lease, rental revenue and cash flow will decrease under the new lease, which was effective January 1, 1996, by approximately $85,000 in 1996 compared to 1995.

Except as discussed herein and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

On July 30, 1996, the Partnership paid a cash distribution of $3.125 per Unit to the Limited Partners. The cash distribution aggregated $601,264 with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the six- and three-month periods ended June 30, 1996 compared to 1995 are primarily attributable to the following:

Rental income increased due to higher occupancy at the Century Alameda property resulting from the leasing of approximately 28% of the property's space in the third quarter of 1995, partially offset by decreased rent from the California Feather & Down lease renewal described above.
                 DEAN WITTER REALTY YIELD PLUS II, L.P.

Equity in earnings of the unconsolidated partnership increased due to higher rental income at the Michelson property resulting from the leasing of 22% of the property's space in the third quarter of 1995, partially offset by higher depreciation and amortization due to increased capital expenditures relating thereto.

A summary of the office, retail and industrial building markets where the Partnership's properties, and the property underlying the Partnerships' investment in a participating mortgage loan are located, and the performance of each property, is as follows:

There has been no significant new construction in the industrial building market in Lynwood, California, the location of the Century Alameda Distribution Center. There is a shortage of space for larger tenants in this market, and space is being absorbed at a slow and steady pace. During the six months ended June 30, 1996, the vacancy rate in this market increased slightly to approximately 10%. During the second quarter of 1996, the property was 100% leased to 3 tenants. The lease of Tools Exchange (for approximately 22% of the property's space) expires in 1997.

Favorable lease rates are attracting tenants to the office market in Irvine, California, the location of 2600 Michelson Drive, where the market vacancy rate is approximately 14%. The steady absorption of space and the lack of new construction are leading to a tightening of available quality office space in this market. During the second quarter of 1996, occupancy at the property increased slightly to 92%. No significant leases expire before 1998.

The vacancy level in the Boston office market, the location of One Congress Street, is approximately 11% and, as discussed above, may worsen in the near future. The property may be affected by the vacancy in this market, because GSA has announced it will vacate approximately 67,500 square feet of the property's space in August 1996 and its lease on the remaining space terminates in August 1997. Also, the retail space (which has been substantially vacant for some time) has been difficult to lease. During the second quarter of 1996, occupancy at the office and garage space remained at 100% and the retail space, which is not a significant portion of the overall space, remained substantially vacant.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.






                 DEAN WITTER REALTY YIELD PLUS II, L.P.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The following developments have occurred since the filing of the Partnership's most recent quarterly report on Form 10-Q with respect to the purported class actions filed against the Partnership.

Pursuant to an order to the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

The parties in the Schechtman Action, the Dosky Action and the Segal Action intend to ask the Delaware Court of Chancery that such Actions be consolidated in a single matter. The Grigsby Action has been stayed indefinitely subject to being reopened for good cause. The Young Action has been dismissed without prejudice. The defendants in the Young Action understand that the plaintiffs in the Young Action intend to join the Schechtman Action, the Dosky Action and the Segal Action if such Actions are consolidated.

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits
           An exhibit index has been filed as part of this Report on Page E1.

     (b)   Reports on Form 8-K.
           Report dated May 14, 1996 of the Valuation per Unit of Limited Partnership Interest at December 31, 1995.

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



                                       DEAN WITTER REALTY YIELD PLUS II, L.P.



                                       By: Dean Witter Realty Yield Plus II Inc.
                                           Managing General Partner



Date:  August 14, 1996                 By: /s/ E. Davisson Hardman, Jr.
                                           E. Davisson Hardman, Jr.
                                           President



Date:  August 14, 1996                 By: /s/ Lawrence Volpe
Lawrence Volpe
                                           Controller
                                           (Principal Financial and Accounting
                                            Officer)

                           Dean Witter Realty Yield Plus II, L.P.

                                Quarter Ended June 30, 1996


                                       Exhibit Index



Exhibit                                                         Sequentially
  No.                        Description                        Numbered Page

 27                   Financial Data Schedule



































                                            E1