Form 10-Q
period 1996-09-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 1996-11-15
CIK 830340

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended September 30, 1996

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

                       Yes      X         No

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                                BALANCE SHEETS


                                               September 30,     December 31,
                                                   1996              1995

                                    ASSETS
Investment in participating mortgage loan,
  net of allowance of $11,264,750 and
  $9,787,750                                     $13,755,767      $15,232,767

Investment in unconsolidated partnership          19,587,670       19,566,955

Building and improvements, at cost, net of
  accumulated depreciation of $960,195 and
  $824,572                                         6,344,431        6,268,052

Cash and cash equivalents                          2,523,994        2,233,451

Deferred expenses, net                               615,165          775,682

Other assets                                         447,352          410,597

                                                 $43,274,379      $44,487,504


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities           $   233,614      $   297,227

Security deposits                                     97,919           97,919

                                                     331,533          395,146
Partners' capital:
  General partners                                 3,629,991        3,744,941
  Limited partners ($500 per Unit,
    173,164 Units issued)                         39,312,855       40,347,417

         Total partners' capital                  42,942,846       44,092,358

                                                 $43,274,379      $44,487,504



                See accompanying notes to financial statements.
/TABLE

                            DEAN WITTER REALTY YIELD PLUS II, L.P.

                                     STATEMENTS OF INCOME


                    Three and nine months ended September 30, 1996 and 1995

                                         Three months ended      Nine months ended
                                           September 30             September 30
                                        1996        1995          1996        1995

Revenues:
  Interest on participating
    mortgage loan                    $  501,085  $  501,085   $1,497,808  $1,492,362
  Rental                                393,212     431,941    1,090,414   1,031,088
  Equity in earnings of
    unconsolidated partnership          181,231      87,579      596,807     350,454
  Interest and other                     36,255      28,581       96,899      64,654
                                      1,111,783   1,049,186    3,281,928   2,938,558

Expenses:
  Property operating                    196,760     220,680      607,804     605,530
  Depreciation and amortization          98,713      88,084      296,140     282,990
  General and administrative             92,619      77,855      246,704     239,143
  Loss on impairment of
    participating mortgage loan       1,477,000       -       $1,477,000       -
                                      1,865,092     386,619    2,627,648   1,127,663

Net income (loss)                    $ (753,309) $  662,567   $  654,280  $1,810,895

Net income (loss) allocated to:
  Limited Partners                   $ (677,978) $  596,310   $  588,852  $1,629,805
  General Partners                      (75,331)     66,257       65,428     181,090

                                     $ (753,309) $  662,567   $  654,280  $1,810,895

Net income (loss) per Unit of
  limited partnership interest           $(3.92)      $3.44        $3.40       $9.41












                        See accompanying notes to financial statements.
/TABLE

                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                        STATEMENT OF PARTNERS' CAPITAL

                     Nine months ended September 30, 1996


                             Limited          General
                             Partners         Partners             Total
Partners' capital at
  January 1, 1996         $40,347,417        $3,744,941         $44,092,358

Net income                    588,852            65,428             654,280

Cash distributions         (1,623,414)         (180,378)         (1,803,792)

Partners' capital at
  September 30, 1996      $39,312,855        $3,629,991         $42,942,846































                See accompanying notes to financial statements.
/TABLE

                          DEAN WITTER REALTY YIELD PLUS II, L.P.

                                 STATEMENTS OF CASH FLOWS

                       Nine months ended September 30, 1996 and 1995

                                                          1996                 1995
Cash flows from operating activities:
 Net income                                           $   654,280           $1,810,895
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                          296,140               282,990
   Equity in earnings of unconsolidated partnership      (596,807)            (350,454)
   Loss on impairment of participating mortgage loan    1,477,000                 -
   (Increase) decrease in operating assets:
     Deferred expenses                                          -             (210,272)
     Other assets                                         (36,755)              39,236
   Decrease in operating liabilities:
     Accounts payable and other liabilities               (63,613)             (72,513)

       Net cash provided by operating activities        1,730,245            1,499,882

Cash flows from investing activities:
 Additions to building and improvements                  (212,002)                -
  Contributions to unconsolidated partnership            (914,514)            (482,543)
 Distributions from unconsolidated partnership          1,490,606            1,403,743

       Net cash provided by investing activities          364,090              921,200

Cash flows used in financing activities:
 Cash distributions                                    (1,803,792)          (2,525,280)

Increase (decrease) in cash and cash equivalents          290,543             (104,198)

Cash and cash equivalents at beginning of period        2,233,451            2,057,891

Cash and cash equivalents at end of period            $ 2,523,994          $ 1,953,693




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

Net income (loss) per Unit amounts were calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the loss on impairment of the participating mortgage loan, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.   Investment in Participating Mortgage Loan

In 1991, one of the general partners of the general partner of the owner/ borrower of the One Congress Street property filed a voluntary petition under Chapter 11 of the Bankruptcy Code. In 1996, as part of the reorganization, control over this general partner's interest in the property was transferred to a trustee in bankruptcy.

In August 1996, the General Services Administration ("GSA"), which leased all of the office space at the property, vacated approximately 70,000 square feet (approximately 30% of the office space) pursuant to its one-time cancellation option on a portion of its space. The GSA's annual rent for this space approximated $2.5 million.

Subsequent to September 30, 1996, the owner/borrower defaulted on the participating mortgage loan by failing to timely pay its debt service. Thereafter, the Partnership and Dean Witter Realty Yield Plus, L.P., accelerated the loan and attempted to take possession of the One Congress Street property. On October 15, 1996, the owner/borrower filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Partnership is currently considering what actions to take in response to the bankruptcy filing.
The Partnership believes that during the period of the bankruptcy it will be unable to collect its interest on the loan in full and that the bankruptcy may adversely impact future leasing at the property. Accordingly, the Partnership has determined that its loan is impaired and has recorded an additional valuation allowance of $1,477,000 to reduce the carrying value of the loan to its estimated fair value.

3.   Related Party Transactions

An affiliate of Realty provided property management services for two of the Partnership's properties during 1996 and 1995. The affiliate received property management fees of $96,560 and $78,658 for the nine months ended September 30, 1996 and 1995, respectively, for these services. These amounts are included in property operating expenses.

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. During each of the nine-month periods ended September 30, 1996 and 1995, the Partnership incurred approximately $159,000 for these services. These amounts are included in general and administrative expenses.

As of September 30, 1996 Realty and its affiliate were owed a total of approximately $29,000 for these services.

4.   Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in a consolidated class action lawsuit pending in state court. The complaint alleges breach of fiduciary duty, and seeks compensatory damages and equitable relief. The defendants intend to vigorously defend the action. It is impossible to predict the effect, if any, the outcome of this action might have on the Partnership's financial statements.

5.   Subsequent Event

On October 29, 1996, the Partnership paid a cash distribution of $3.125 per Unit to Limited Partners. The cash distribution aggregated $601,264 with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.

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

Many real estate markets are stabilizing or improving, primarily due to the continued absence of significant construction activity; for example, office vacancy levels in Boston (the location of One Congress Street) have decreased by 2%. The relative absence of office construction as well as growth in demand from high technology and professional service firms has recently resulted in absorption of office space in Orange County, CA (the location of 2600 Michelson Drive). In most markets, office construction is limited to build-to-suit projects. The overall economic recovery and a lack of warehouse construction over the past several years is benefiting industrial properties such as the Century Alameda Distribution Center. The demand has grown for modern high-quality space and well-located industrial properties.

The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest on the participating mortgage loan and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. During the nine months ended September 30, 1996, both the Century Alameda property and the Michelson joint venture generated positive cash flow from operations, and it is anticipated that they will continue to do so.

During the nine months ended September 30, 1996, Partnership cash flow from operations and distributions from DW Michelson Associates exceeded distributions to investors, capital expenditures and contributions to DW Michelson
Associates.

As of September 30, 1996, the Partnership has commitments to fund approximately $45,000 to DW Michelson Associates, for capital expenditures.

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

As described in Note 2 to the financial statements, the General Services Administration ("GSA"), the sole tenant of the office space at the One Congress Street property, vacated approximately 30% of the space at the property in August 1996, and the lease on its remaining space expires in August 1997. As also described in Note 2, on October 15, 1996, the owner/borrower filed a voluntary petition under Chapter 11 of the U.S. bankruptcy code. The owner/ borrower ceased paying interest on the Partnership's portion of the loan of approximately $165,000 per month. The Partnership is currently considering what actions to take in response to the bankruptcy filing.

The cash flow generated from the garage lease is projected to be sufficient to pay the debt service due under the first mortgage loan on the property. However, current market rental rates in Boston are significantly less than in the early 1990's when the GSA lease was entered into. Therefore, the rent to be received after re-leasing the office space at the property, as well as the Partnership's cash flow from the property, will significantly decrease. In addition, there may be a significant amount of time before a new tenant is found for this space, and substantial funds may be required to re-lease the space.

The Partnership believes that during the period of the bankruptcy it will be unable to collect its interest on the loan in full and that the bankruptcy may adversely impact future leasing at the property. Accordingly, the Partnership has determined that its loan is impaired and has recorded an additional valuation allowance of $1,477,000 to reduce the carrying value of the loan to its estimated fair value.

Since the Partnership does not expect to receive interest on its participating mortgage loan in the near future, it expects that for the remainder of 1996 and in 1997, it will need to fund distributions to investors, capital expenditures and contributions to its joint ventures from cash flow from operations, distributions from DW Michelson Associates and existing cash reserves.

Except as discussed herein and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

On October 29, 1996, the Partnership paid a cash distribution of $3.125 per Unit to the Limited Partners. The cash distribution aggregated $601,264 with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the nine- and three-month periods ended September 30, 1996 compared to 1995 are primarily attributable to the following:

Rental income increased during the nine-month period due to higher occupancy at the Century Alameda property resulting from the leasing of approximately 28% of the property's space at the beginning of the third quarter of 1995, partially offset by decreased rent from the California Feather & Down lease described above, which also resulted in decreased rent during the three-month period.

The Partnership's equity in earnings of the unconsolidated partnership which owns the Michelson property increased. Rental income increased due to the leasing of 22% of the property's space in the second quarter of 1995. Real estate tax costs decreased due to reduced current assessments and refunds of prior years taxes. These increases in earnings were partially offset by higher depreciation and amortization due to increased capital expenditures relating to the above-mentioned leasing activity.

During the third quarter of 1996, the Partnership recorded a loss on the impairment of its participating mortgage loan. See Note 2 to the financial statements.

A summary of the office, retail and industrial building markets where the Partnership's properties, and the property underlying the Partnership's investment in a participating mortgage loan are located, and the performance of each property, is as follows:

There has been no significant new construction in the industrial building market in Lynwood, California, the location of the Century Alameda Distribution Center. Space is being absorbed at a slow and steady pace and there is a shortage of space for larger tenants in this market. During the three months ended September 30, 1996, the vacancy rate in this market decreased slightly.
During the third quarter of 1996, the property remained 100% leased to 3 tenants. The Partnership is negotiating the renewal of the lease of Tools Exchange (for approximately 22% of the property's space) which expires in 1997.

During the third quarter of 1996, the market vacancy rate in Irvine, California, the location of 2600 Michelson Drive, increased slightly. However, the Partnership considers Irvine to be an improving market because the steady absorption of space and the lack of new construction are leading to a decrease in the amount of available quality office space. Rental rates have also recently begun to increase in this market. During the third quarter of 1996, occupancy at the property remained at 92%. No significant leases expire before 1998.

The office vacancy level in the Boston office market, the location of One Congress Street, has recently improved to 9%. As discussed above, GSA vacated approximately 70,000 square feet of the property's office space in August 1996 and its lease on the remaining space terminates in August 1997. Also, the retail space (which has been substantially vacant for some time) has been difficult to lease. During the third quarter of 1996, occupancy at the office space decreased to 70% and the retail space, which is not a significant portion of the overall space, remained substantially vacant.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings [WILL CHANGE]

The following developments have occurred since the filing of the Partnership's most recent quarterly report on Form 10-Q with respect to the purported class actions filed against the Partnership.

The Schechtman Action, the Dosky Action and the Segal Action have been consolidated in a single action (the "Consolidated Action") in the Delaware Court of Chancery for New Castle County. The plaintiffs in the Young Action and the Grigbsy Action have joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Dean Witter Realty Inc. ("Realty") (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co., Dean Witter Reynolds Inc. and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to this complaint and intend to vigorously defend the action.

Item 6.   Exhibits and Reports on Form 8-K

           (a)   Exhibits
                 An exhibit index has been filed as part of this Report on Page E1.

           (b)   Reports on Form 8-K.
                 Report dated October 15, 1996 relating to the voluntary bankruptcy filing of the owner of the property subject to and collateralizing the Partnership's investment in the participating mortgage loan.

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



                                       DEAN WITTER REALTY YIELD PLUS II, L.P.



                                       By: Dean Witter Realty Yield Plus II Inc.
                                           Managing General Partner



Date:  November 14, 1996               By: /s/ E. Davisson Hardman, Jr.
                                           E. Davisson Hardman, Jr.
                                           President



Date:  November 14, 1996               By: /s/ Lawrence Volpe
                                           Lawrence Volpe
                                           Controller
                                           (Principal Financial and Accounting
                                            Officer)

                          Dean Witter Realty Yield Plus II, L.P.

                             Quarter Ended September 30, 1996


                                       Exhibit Index



                      Exhibit
                        No.                              Description

                         27                         Financial Data Schedule
































                                            E1