Form 10-K
period 1996-12-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 1997-03-31
CIK 830340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                             FORM 10-K

[ X ]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended December 31, 1996

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

                                 Yes      X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not Applicable
                                DOCUMENTS INCORPORATED BY REFERENCE
                                               None
                                           Page 1 of 32

                                          PART I.

ITEM 1.  BUSINESS

The Registrant, Dean Witter Realty Yield Plus II, L.P. (the
"Partnership"), is a limited partnership formed in February 1988 under the laws of the State of Delaware for the purpose of investing in income- producing commercial and industrial properties.

The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus II Inc. (the "Managing General Partner"), a Delaware corporation which is wholly-owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Yield Plus Associates II, L.P., a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in the financial statements in Item 8 and in Item 13.

The Partnership issued 173,164 units of limited partnership interest (the "Units") for $86,582,000. The offering has been terminated and no additional Units will be sold.

The proceeds from the offering were used to make investments in three participating mortgage loans and land leases secured by interests in three office buildings, one industrial property, and an office and parking garage complex. The Partnership subsequently acquired the real estate securing all but one of the foregoing loans through foreclosure or transfers of ownership in lieu of foreclosure. The Partnership's properties and investment in participating mortgage loan are described in Item 2 below.

The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8 below.

The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

As of December 31, 1996, the Partnership owned directly or through a partnership interest the following three interests in real estate and a real estate loan. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                                              Year(s)             Initial         Net Rentable
                                            Completed/          Investment            Area
  Property, location and type                 Acquired            ($000)          (000 sq. ft.)        Type of Investment
2600 Michelson Drive
  Irvine, CA                                 1986/1988            $34,300            392                A 49.19% general part-
  Three office buildings                                                                                nership interest in
                                                                                                        a partnership which
                                                                                                        holds fee ownership
                                                                                                        of land and  improve-
                                                                                                        ments.1

Century Alameda Distribution               1989,90/1988           $12,400            464                Fee interest in
  Center,                                                                                               building and leasehold
  Lynwood, CA                                                                                           interest in land.
  Industrial building

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

2.   Yield Plus provided the remaining 58% of the loan.

Average occupancy and effective annual rent per square foot at the properties in which the Partnership has an ownership interest were as follows:

                                                 1996         1995         1994        1993         1992
Century Alameda
  Average occupancy                              100%         100%          72%        100%         100%
  Effective annual rent per square foot        $ 3.12       $ 3.46       $ 2.94      $ 3.01       $ 3.81

2600 Michelson Drive
  Average occupancy                               92%          92%          72%         83%          76%
  Effective annual rent per square foot        $16.82       $15.75       $13.75      $16.21       $17.78

Future lease expiration data are as follows (dollar amounts and square footage in thousands):

                      Century Alameda                                    2600 Michelson Drive


             No. of                               % of        No. of                                  % of
             Tenant    Square         Annual      Total       Tenant       Square         Annual      Total
             Leases    Footage      Base Rent     Base        Leases       Footage      Base Rent     Base
Year         Expiring  Expiring     Expiring1     Rent        Expiring     Expiring     Expiring1     Rent
1997            1        103          $272          20            6          201        $     330       5
1988            -         -             -           -            12          101            2,320      40
1999            -         -             -           -            13           76            1,273      35
2000            -         -             -           -             6           36              717      30
2001            -         -             -           -             3           26              459      34
2002            -         -             -           -             1           86            1,084     100
2003            -         -             -           -
2004            -         -             -           -
2005            1        309           854          81
2006            -         -             -           -
2007            1         61           196         100


1    Represents annualized base rent amount at the time of lease expiration.

Three tenants occupy the Century Alameda property. Goldenberg Plywood, a manufacturer and distributor of home improvement products, occupies approximately 309,000 square feet (65% of the property) under a lease which expires in 2005, subject to extension at the tenant's option for 5 years at the then-current market rent. Rent per annum is approximately $854,000. Tools Exchange, a tools distributor, occupies approximately 103,000 square feet (22% of the property) under a lease which expires in 1997, subject to extension at the tenant's option for one 5-year term at 95% of the then-current market rent. Rent per annum is approximately $272,000. California Feather & Down, a home furnishings distributor, occupies approximately 61,000 square feet (13% of the property) under a lease which expires in 2007. Rent per annum is approximately $196,000.

Most of the tenants at the 2600 Michelson property are providers of financial services. The only tenant occupying more than 10% of the space is Newport Management Corporation, a subsidiary of AVCO Financial Services Corporation, which has guaranteed the lease. Newport occupies approximately 86,000 square feet (22% of the property) under a lease which expires in 2002, subject to extension at the tenant's option for two 3-year terms at 95% of the then-current market rent. The tenant has a one-time option to cancel the lease in 1999 upon payment of a termination fee.

Leases at both of the properties generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

The Federal tax basis of the Century Alameda property is approximately $13.5 million. The building is depreciated on the straight-line method over a period of 31.5 years. Real estate taxes in 1996 totalled approximately $87,000 and were assessed at a rate of $1.02 per $1,000 of assessed valuation.

The Federal tax basis of the 2600 Michelson Drive property is approximately $48.9 million. The building is depreciated on the straight-line method over a period of 31.5 years. Real estate taxes in 1996 totalled approximately $622,000 and were assessed at a rate of $1.47 per $1,000 of assessed valuation.

Each property was built with on-site parking facilities.

An affiliate of Realty is the property manager for 2600 Michelson
Drive and the Century Alameda Distribution Center.

Further information relating to the Partnership's properties is included in Item 7 and Notes 4 and 5 to the financial statements in
Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. ("DWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action') naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, DWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, DWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                         PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

As of March 17, 1997, there were 8,071 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").
The Managing General Partner was obligated to (a) defer receipt of its share of distributable net cash flow, and (b) contribute additional capital to the Partnership, sufficient to fund any shortfalls between cash flow and a 7.5% annual distribution rate to Limited Partners during the offering period (which ended March
1990), and the twelve quarters thereafter. During the offering period, the Managing General Partner deferred receipt of distributions totalling $3,713,000, but was not required to make any additional capital contributions. Thereafter, the Managing General Partner contributed a total of $4,807,069 with respect to the twelve quarters ended March 31, 1993.

During the year ended December 31, 1996, the Partnership paid quarterly cash distributions aggregating $12.50 per Unit to Limited Partners. The total distribution was $2,405,056, with $2,164,550 distributed to the Limited Partners and $240,506 distributed to the General Partners. During the year ended December 31, 1995, the Partnership paid quarterly cash distributions aggregating $16.25 per Unit to Limited Partners. The total distribution amounted to $3,126,572, with $2,813,915 distributed to the Limited Partners and $312.657 distributed to the General Partners.

On January 29, 1997, the Partnership paid the fourth quarter distribution of $3.125 per Unit to the Limited Partners. The cash distribution aggregated $601,236 with $541,112 distributed to the Limited Partners and $60,124 distributed to the General Partners.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:
DEAN WITTER REALTY YIELD PLUS II, L.P.

                          Years ended December 31, 1996, 1995, 1994, 1993 and 1992

                                19961          1995           1994            19931           1992
Total revenues              $ 4,073,429    $ 4,790,945    $ 4,232,379     $ 5,104,420     $ (6,910,371)2

Net income (loss)           $ 1,013,115    $ 3,445,931    $ 2,396,809     $(6,602,459)    $(10,632,326)2, 3

Net income (loss) per
  Unit of limited
  partnership interest            $5.27         $17.91         $12.46        $(33.75)         $(61.40)

Cash distribution paid
  per Unit of limited
  partnership interest4          $12.50         $16.25         $20.00         $28.75            $37.50

Total assets at
  December 31               $43,004,012    $44,487,504    $44,411,118    $45,659,620       $ 55,657,048

1. Revenues and loss include a $1.5 million and $9.8 million loss on impairment in 1996 and 1993, respectively, on the One Congress Street participating mortgage loan. 1996 revenues and loss also include reserves of $.5 million on accrued but unpaid interest. (See item 7 and Note 4 to the financial statements.)

2. Includes the Partnership's $11.9 million share of loss on impairment of its interest in the 2600 Michelson Drive property.

3.   Includes a $2.2 million loss on impairment of the Century
     Alameda property.

4. Distributions paid to Limited Partners include a return of capital per Unit of limited partnership interest of $12.50, $16.25, $20.00, $28.75 and $37.50 for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

The above financial data should be read in conjunction with the financial statements and the related notes appearing in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
The Partnership raised $86,582,000 through a public offering which terminated in 1990. The Partnership has no plans to raise additional capital.

The Partnership committed the gross proceeds raised in the offering to three investments. No additional investments are planned.

In many regions of the country, continued restraint of new office construction and steady leasing have reduced supply in office markets and, in certain areas, property values and rental rates are rising. Generally, suburban office markets are faring better than downtown markets in major cities. Generally, new construction remains low by historic standards, and is primarily on a build-to-suit basis. Currently, the office vacancy level in Boston (the location of One Congress Street) is approximately 9%. The relative absence of office construction and growth in demand from high technology and professional service firms has recently resulted in an absorption of office space and an increase in rental rates in the class A office market in market Orange County, CA (the location of 2600 Michelson Drive). The overall economic recovery and a lack of warehouse construction over the past several years is benefiting industrial properties such as the Century Alameda Distribution Center. Demand has remained strong for modern high quality space and well-located industrial properties.

The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest on the participating mortgage loan and expenditures for tenant improvements and leasing commissions in connection with the leasing of space. In 1996, both the Century Alameda property and the Michelson joint venture generated positive cash flow from operations, and it is anticipated that they will continue to do so in 1997. As described below and in Note 4 to the consolidated financial statements, the borrower on the One Congress Street property is in Chapter 11 bankruptcy proceedings and did not pay approximately $470,000 of its minimum debt service in the fourth quarter of 1996.

As of December 31, 1996, the Partnership has commitments to fund approximately $171,000 to DW Michelson Associates, primarily for lease-related capital expenditures.

During the first quarter of 1996, the California Feather & Down lease at the Century Alameda property (for approximately 13% of the property's space) was extended through 2007. Because market rates have declined since the tenant signed its original lease, rental revenue and cash flow have decreased under the new lease, which was effective January 1, 1996.

During the year ended December 31, 1996, Partnership cash flows from operations and distributions from DW Michelson Associates exceeded distributions to investors, capital expenditures and contributions to DW Michelson Associates.
The Partnership's participating mortgage loan is secured by the One Congress Street property. The General Services Administration ("GSA"), the sole tenant of the office space at the property, vacated approximately 30% of the space at the property in August 1996, and the lease on its remaining space expires in August 1997. On October 15, 1996, the owner/borrower filed a voluntary petition under Chapter 11 of the U.S. bankruptcy code. During the fourth quarter of 1996, the owner/borrower failed to pay interest on the loan of approximately $470,000. See Note 4 to the consolidated financial statements.

The cash flow generated from the lease of the garage at the One Congress Street property is projected to be sufficient to pay the debt service due under the first mortgage loan on the property. However, current market rental rates in Boston are significantly less than in the early 1990's when the GSA lease was entered into. Therefore, the Partnership believes that the rent to be received by the owner/borrower after re-leasing the office space at the property and, as a result, the Partnership's cash flow from the property, will significantly decrease. In addition, there may be a significant amount of time before a new tenant is found for this space, and substantial funds may be required to re-lease the space.

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

The extent to which Partnership cash flow from the One Congress Street property will be reduced in 1997 can not be determined at this time. It is possible that the cash from One Congress Street along with Partnership cash flow from operations and distributions from the joint venture will be insufficient to fund Partnership cash needs. If this were to occur, the Partnership might need to fund a portion of distributions to investors, capital expenditures and contributions to its joint ventures from cash reserves, or to reduce cash distributions.

On January 29, 1997, the Partnership paid a cash distribution of $3.125 per Unit to the Limited Partners. The cash distribution aggregated $601,236, with $541,112 distributed to the Limited
Partners and $60,124 distributed to the General Partners.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
Fluctuations in the Partnership's operating results for the year ended December 31, 1996 compared to 1995, and for 1995 compared to 1994 were primarily attributable to the following:


Interest on the participating mortgage loan decreased in 1996 compared to 1995 due to reserves of accrued but uncollected interest as described above in "Liquidity and Capital Resources".

Rental income increased in 1995 compared to 1994 because Goldenberg Plywood leased approximately an additional 28% of the property's space, which had been vacant from April 1994 until July 1995. Lease terms on all the space leased by Goldenberg were changed requiring a one-time adjustment to the straight-line rent accrual which also increased rental revenue in 1995. Rental income decreased in 1996 compared to 1995 primarily because of the absence of the above-described adjustment, partially offset because Goldenberg occupied 65% of the property during all of 1996.

Equity in earnings of unconsolidated partnership decreased in 1996 compared to 1995 primarily because the real estate tax refund received in 1995 was greater than that received in 1996. Equity in earnings increased in 1995 compared to 1994 because 22% of the property's vacant space was leased to Newport Management Corp., and because of lower 1995 property operating expenses (resulting from a significant refund of prior year real estate taxes). The increase was partially offset by higher depreciation and amortization on expenditures for tenant improvements and leasing commissions.

No individually significant factor accounted for the increase in property operating expenses from 1995 to 1996. Property operating expenses decreased in 1995 compared to 1994 primarily due to the absence in 1995 of provisions made in 1994 for uncollectible rents from a large tenant that was evicted from the Century Alameda property in April 1994.

The loss on impairment of the participating mortgage loan consists of the provision for loss on the One Congress Street loan in 1996.

A summary of the office and industrial building markets where the Partnership's properties, and the property underlying the Partnerships' investment in a participating mortgage loan are located, and the performance of each property, is as follows:

There has been no significant new construction in the industrial building market in Lynwood, California, the location of the Century Alameda Distribution Center. Space in this market is being absorbed at a slow and steady pace, and the current vacancy rate is 9.5%. During 1996, average occupancy at the property was 100%, and at December 31, 1996 and 1995, the property was 100% leased to 3 tenants. The leases of Goldenberg Plywood (for approximately 65% of the property's space), Tools Exchange (for approximately 22% of the property's space) and California Feather and Down (for approximately 13% of the space) expire in 2005, 1997 and 2007, respectively.


During 1996, the market vacancy rate for Class A office space in Irvine, California, the location of 2600 Michelson Drive, decreased from 18% to 16% because the steady absorption of space and the lack of new construction are leading to a decrease in the amount of available quality office space. Rental rates have also recently begun to increase in this market. During 1996, average occupancy at the property was 92%, and, at December 31, 1996, occupancy was 93% vs. 92% at the prior year-end. The lease of Newport Management Corporation (a subsidiary of AVCO Financial) for approximately 22% of the property's space expires in 2002. There are no other tenants occupying more than 10% of the property's space. Leases covering approximately 33% and 28% of the space expire in 1998 and 1999, respectively.

In 1996, the office vacancy level in the Boston office market, the location of One Congress Street, decreased from 10% to 9%. Although this market continues to tighten, rental rates have not increased significantly. As discussed above, GSA vacated approximately 70,000 square feet of the property's office space in August 1996 and its lease on the remaining space terminates in August 1997. As a result of GSA's partial vacancy occupancy at the office space decreased from 100% to 70% in 1996 vs. average occupancy of 100% in 1995. In both 1996 and 1995, the retail space, which is not a significant portion of the overall space, remained substantially vacant.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          DEAN WITTER REALTY YIELD PLUS II, L.P.


                                           INDEX


(a) Financial statements

Independent Auditors' Report
Balance Sheets at December 31, 1996 and 1995
Statements of Operations for the years ended December 31,
  1996, 1995 and 1994
Statements of Partners' Capital for the years
  ended December 31, 1996, 1995 and 1994
Statements of Cash Flows for the years ended December 31,
  1996, 1995 and 1994
Notes to Financial Statements



(b) Financial statement schedule

Real Estate and Accumulated Depreciation                                    III






All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.



                               Independent Auditors' Report




The Partners
Dean Witter Realty Yield Plus II, L.P.


We have audited the accompanying balance sheets of Dean Witter Realty Yield Plus II, L.P. (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                      Deloitte & Touche LLP
                                                   /s/Deloitte & Touche LLP



New York, New York
March 27, 1997

                                   DEAN WITTER REALTY YIELD PLUS II, L.P.

                                               BALANCE SHEETS

                                         December 31, 1996 and 1995

                                                                          1996             1995

                                                   ASSETS
Investment in participating mortgage loan, net of
  allowance of $11,264,750 and $9,787,750                             $13,755,767      $15,232,767

Investment in unconsolidated partnership                               19,166,087       19,566,955

Building, at cost, net of accumulated depreciation of
  $1,012,772 and $824,572                                               6,291,854        6,268,052

Cash and cash equivalents                                               2,963,298        2,233,451

Deferred expenses, net                                                    561,626          775,682

Other assets                                                              265,380          410,597

                                                                      $43,004,012      $44,487,504


                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                                $   205,676      $   297,227

Security deposits                                                          97,919           97,919

                                                                          303,595          395,146

Partners' capital:
  General partners                                                      3,605,746        3,744,941
  Limited partners ($500 per Unit, 173,164 Units issued)               39,094,671       40,347,417

    Total partners' capital                                            42,700,417       44,092,358

                                                                      $43,004,012      $44,487,504













                               See accompanying notes to financial statements.

                                   DEAN WITTER REALTY YIELD PLUS II, L.P.

                                          STATEMENTS OF OPERATIONS
                                Years ended December 31, 1996, 1995 and 1994


                                                                1996          1995          1994
Revenues:
  Interest on participating mortgage loan                    $1,520,481    $1,988,000    $2,010,701
  Rental                                                      1,475,990     1,635,640     1,389,548
  Equity in earnings of unconsolidated partnership              946,761     1,064,862       710,288
  Interest and other                                            130,197       102,443       121,842
                                                              4,073,429     4,790,945     4,232,379

Expenses:
  Property operating                                            817,877       662,219     1,132,495
  Depreciation and amortization                                 402,256       377,320       392,000
  General and administrative                                    363,181       305,475       311,075
  Loss on impairment of participating mortgage loan           1,477,000          -             -
                                                              3,060,314     1,345,014     1,835,570

Net income                                                   $1,013,115    $3,445,931    $2,396,809

Net income allocated to:
  Limited partners                                           $  911,804    $3,101,338    $2,157,128
  General partners                                              101,311       344,593       239,681
                                                             $1,013,115    $3,445,931    $2,396,809

Net income per Unit of limited partnership
  interest                                                        $5.27        $17.91        $12.46





















                               See accompanying notes to financial statements.

                                   DEAN WITTER REALTY YIELD PLUS II, L.P.

                                       STATEMENTS OF PARTNERS' CAPITAL

                                Years ended December 31, 1996, 1995 and 1994


                                                           Limited        General
                                                           Partners       Partners         Total
Partners' capital at January 1, 1994                     $41,366,145     $3,858,133     $45,224,278

Net income                                                 2,157,128        239,681       2,396,809

Cash distributions                                        (3,463,279)      (384,809)     (3,848,088)

Partners' capital at December 31, 1994                    40,059,994      3,713,005      43,772,999

Net income                                                 3,101,338        344,593       3,445,931

Cash distributions                                        (2,813,915)      (312,657)     (3,126,572)

Partners' capital at December 31, 1995                    40,347,417      3,744,941      44,092,358

Net income                                                   911,804        101,311       1,013,115

Cash distributions                                        (2,164,550)      (240,506)     (2,405,056)

Partners' capital at December 31, 1996                   $39,094,671     $3,605,746     $42,700,417























                               See accompanying notes to financial statements.

                                   DEAN WITTER REALTY YIELD PLUS II, L.P.

                                          STATEMENTS OF CASH FLOWS
                                Years ended December 31, 1996, 1995 and 1994


                                                                 1996            1995            1994
Cash flows from operating activities:
  Net income                                                 $ 1,013,115     $ 3,445,931     $ 2,396,809
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                              402,256         377,320         392,000
      Equity in earnings of unconsolidated partnership          (946,761)     (1,064,862)       (710,288)
      Loss on impairment of participating mortgage loan        1,477,000           -               -
      Decrease (increase) in operating assets:
        Deferred expenses                                          -            (210,272)       (177,646)
        Other assets                                             145,217        (334,773)        (21,696)
      (Decrease) increase in operating liabilities:
        Accounts payable and other liabilities                   (91,551)       (240,224)        244,777
        Security deposits                                          -              (2,749)        (42,000)

          Net cash provided by operating activities            1,999,276       1,970,371       2,081,956

Cash flows from investing activities:
  Additions to building and improvements                        (212,002)          -               -
  Contributions to unconsolidated partnership                   (949,484)       (489,992)       (989,425)
  Distributions from unconsolidated partnership                2,297,113       1,821,753       1,357,785

          Net cash provided by investing activities            1,135,627       1,331,761         368,360

Cash flows from financing activities:
  Cash distributions                                          (2,405,056)     (3,126,572)     (3,848,088)

          Net cash used in financing activities               (2,405,056)     (3,126,572)     (3,848,088)

Increase (decrease) in cash and cash equivalents                 729,847         175,560      (1,397,772)

Cash and cash equivalents at beginning of year                 2,233,451       2,057,891       3,455,663

Cash and cash equivalents at end of year                     $ 2,963,298     $ 2,233,451     $ 2,057,891
















                               See accompanying notes to financial statements.

                          DEAN WITTER REALTY YIELD PLUS II, L.P.

                               Notes to Financial Statements

1.  The Partnership

Dean Witter Realty Yield Plus II, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1988 to invest in the development and operation of income-producing commercial and industrial properties. The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus II Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

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

Real estate, all of which was acquired in settlement of loans, was recorded at the lower of the book value of the investment or estimated fair value of the property at the date of foreclosure. Costs of improvements to the properties are capitalized and repairs are expensed. Depreciation is recorded on the straight-line method.


At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets, including the real estate and related assets owned by the partnership in which the Partnership has an equity investment. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1996. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Deferred expenses consist of origination fees in connection with the mortgage loan and leasing commissions. Origination fees are amortized over the loan term, which approximates the effective yield method. Leasing commissions are amortized over the applicable lease terms.

Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership
Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and
(c) writedowns for impairments of real estate and the participating mortgage loan are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $41 million higher than the amounts reported for financial statement purposes at December 31, 1996.

3.  Partnership Agreement

The Partnership Agreement provides that net cash flow, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners. However, during the offering period (which ended in March
1990) and the twelve quarters thereafter, the Managing General Partner was obligated to (a) defer receipt of its share of distributable net cash flow, which totaled $3,713,000; and (b) contribute additional capital to the Partnership sufficient to fund the difference between cash flow and a 7.5% annual distribution rate to Limited Partners, a total of $4,807,069.

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

Distributions paid to limited partners include a return of capital per Unit of limited partnership interest of $12.50, $16.25 and $20.00 for the years ended December 31, 1996, 1995 and 1994, respectively calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

4.  Investment in Participating Mortgage Loan

One Congress Street, Boston, Massachusetts

The Partnership and Dean Witter Realty Yield Plus, L.P. ("Yield Plus"), an affiliate, made a $59.2 million participating second mortgage loan on the One Congress Street building. Base interest is payable at 8% and the first $250,000 of net revenues in any calendar year from the property is payable as additional interest. The Partnership and Yield Plus also own a 58% interest in adjusted net revenue and capital proceeds generated by the property.

The Partnership and Yield Plus have fully funded their loan commitments of $24.85 and $34.35 million, respectively.

In 1993, the Partnership concluded that the value of the One
Congress Street property and the Partnership's loan were impaired. Accordingly, as of December 31, 1993, the Partnership established an allowance of $9,787,750 against the loan.

In August 1996, the General Services Administration ("GSA"), which leased all of the office space at the property, vacated approximately 70,000 square feet (approximately 30%) of the office space) pursuant to its one-time cancellation option on a portion of its space. The GSA's annual rent for this space approximated $2.5 million. The lease on GSA's remaining space at the property expires in August 1997. The owner/borrower has a pending claim against the GSA relating to the original construction of it space.

In 1991, one of the general partners of the general partner of the owner/borrower of the One Congress Street property filed a voluntary petition under Chapter 11 of the Bankruptcy Code. In 1996, as part of the reorganization, control over this general partner's interest in the property was transferred to a trustee in bankruptcy.

In October 1996, the owner/borrower defaulted on the participating mortgage loan by failing to timely pay its debt service.
Thereafter, the Partnership and Yield Plus accelerated the loan and attempted to take possession of the property. On October 15, 1996, the owner/borrower filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Partnership is currently attempting to negotiate a settlement agreement with the owner/borrower. The ultimate outcome of these negotiations and their effect on the financial statements cannot be determined at this time. The owner/borrower remains current on its debt service payments to its first mortgage lender and the property's real estate taxes have been paid.

The Partnership believes that during the period of the bankruptcy it will be unable to collect its interest on the loan in full and that the bankruptcy may adversely impact future leasing at the property. Accordingly, the Partnership has determined that the loan is impaired and has recorded an additional valuation allowance of $1,477,000 to reduce the carrying value of the loan to its estimated fair value, and has reserved accrued but unpaid interest of approximately $470,000 as of December 31, 1996.

5.  Investment in Unconsolidated Partnership

2600 Michelson Drive, Irvine, California

The property is owned by a subsidiary partnership of DW Michelson Associates ("DW Michelson"), a general partnership owned 49.19% by the Partnership and 50.81% by Yield Plus. An affiliate of the developer of the property is obligated to DW Michelson on two promissory notes (which originated in 1991) totalling approximately $1.1 million. The notes are due December 31, 1999, bear interest at 8.5% per annum and require monthly payments of approximately $15,000. Because of the uncertanity of their realization, the principal amounts of these notes were not recognized in the financial statements of DW Michelson. Payments of the promissory notes are included in other income of DW Michelson when received and are recognized by the Partnership in equity in earnings of unconsolidated partnership.

Summarized financial information of DW Michelson is as follows:

                                                      December 31,
                                                    1996              1995
       Assets
Land and building, net                          $38,390,110       $38,541,189
Other                                             1,500,829         2,013,375

Total assets                                    $39,890,939       $40,554,564


       Liabilities and Partners' Capital

Liabilities                                     $   398,490       $   249,328
Partners' capital                                39,492,449        40,305,236

Total liabilities and partners' capital         $39,890,939       $40,554,564


                                                         Years ended December 31,
                                                   1996            1995          1994
Revenues:
  Rental                                        $6,600,303     $6,181,349     $5,397,889
  Other                                             41,640        289,477        153,536
                                                 6,641,943      6,470,826      5,551,425

Expenses:
  Property operating                             2,506,666      2,154,797      2,947,794
  Depreciation and amortization                  2,210,576      2,151,236      1,159,663
                                                 4,717,242      4,306,033      4,107,457

Net income                                      $1,924,701     $2,164,793     $1,443,968


The accounting policies of DW Michelson are consistent with those of the Partnership.

6.  Building

Century Alameda Distribution Center, Lynwood, CA

The building was acquired by deed-in-lieu of foreclosure in 1992. The land underlying the building is leased from an unaffiliated party. The current ground rent is approximately $547,000 a year, subject to graduated increases until expiration of the lease in 2043.

7.  Leases

Minimum future rental income under noncancellable operating leases as of December 31, 1996 is as follows:

       Year ending December 31,
                  1997              $ 1,265,375
                  1998                1,050,621
                  1999                1,050,621
                  2000                1,050,621
                  2001                1,050,621
                  Thereafter          4,014,597
                                    $ 9,482,456

The Partnership has determined that all leases relating to its properties are operating leases. Lease terms range from three to ten years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.
8.  Related Party Transactions

An affiliate of Realty provides property management services for 2600 Michelson Drive and the Century Alameda Distribution Center. For the years ended December 31, 1996, 1995 and 1994, the affiliate received property management fees of $129,896, $106,543 and $101,626, respectively. These amounts are included in property operating expenses.

Realty performs administrative functions and processes certain investor tax information for the Partnership. For each of the three years in the period ended December 31, 1996, the Partnership incurred approximately $212,000, for these services. These amounts are included in general and administrative expenses.

As of December 31, 1996, the affiliates were owed a total of approximately $30,000 for these services.

9.  Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

10.  Subsequent Event

On January 29, 1997, the Partnership paid a cash distribution of $3.125 per Unit to Limited Partners. The cash distribution aggregated $601,236 with $541,112 distributed to the Limited
Partners and $60,124 distributed to the General Partners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                         PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership which has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:

                                           Position with the
Name                                    Managing General Partner

William B. Smith                     Chairman of the Board of Directors
E. Davisson Hardman, Jr.              President and Director
Lawrence Volpe                       Controller and Director
Ronald T. Carman                     Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 53, is a Managing Director of Dean Witter
Realty Inc. and has been with Dean Witter Realty Inc. since 1982.
He is an Executive Vice President of Dean Witter Reynolds Inc.

E. Davisson Hardman, Jr., age 47, is a Managing Director of Dean
Witter Realty Inc. and has been with Dean Witter Realty Inc. since
1982.

Lawrence Volpe, age 49, is a Director and the Controller of Dean
Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds, Inc., which he joined in 1983.

Ronald T. Carman, age 45, is a Director and the Secretary of Dean
Witter Realty Inc.  He is a Senior Vice President and Associate
General Counsel of Dean Witter, Discover & Co. and Dean Witter
Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.





ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions of $240,506, $312,652 and $384,809 during the years ended December 31, 1996, 1995 and 1994, respectively.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the Financial
Statements in Item 8 above.

The directors and officers of the Partnership's Managing General
Partner received no renumeration from the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

   (b) The directors and executive officers of the Managing General Partner own the following Units as of March 17, 1997:

                                                                      Amount and
                                                                      Nature of
Title of Class                   Name of Beneficial Owner            Beneficial
Ownership
Limited                       All directors and executive                *
Partnership                   officers of the Managing
Interests                     General Partner, as a group


*Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The One Congress Street property was developed by a partnership between a Maryland-based developer and an entity comprised of former Realty executives.

                                         PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

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

     (3)(b) Certificate of Limited Partnership dated as of June 24, 1988 set forth in Registration Statement Number 33-20475 is incorporated herein by reference.

     (4)(a) Amended and Restated Agreement of Limited Partnership dated as of June 24, 1988 set forth in Exhibit A to the Prospectus included in Registration Statement Number 33-20475 is incorporated herein by reference.

     (4)(b) Certificate of Limited Partnership dated as of June 24, 1988 set forth in Registration Statement Number 33-20475 is incorporated herein by reference.

    (10)(a) Partnership Agreement for DW Michelson Associates dated March 14, 1988 was filed as Exhibit 10.1 (a) to
                Amendment No. 1 to Registrant's Registration Statement on Form S-11 and is incorporated herein by reference.

    (10)(b) First Mortgage Promissory Note, dated April 26, 1989, between the Government Center Garage Realty Trust Maker) and Dean Witter Realty Yield Plus II, L.P. was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

    (10)(c) Construction Loan Agreement, dated April 26, 1989, between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

    (10)(d) Intercreditor Agreement among Dean Witter Realty Yield Plus, L.P., and Realty Management Services Inc. dated as of April 26, 1989 was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference

    (10)(e) First Amendment to Construction Loan Agreement dated October 12, 1989 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

    (10)(f) Amended and Restated Construction Loan/Office Loan Promissory Note dated October 12, 1989 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus II, L.P. (Holder). Filed as
                Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.
    (10)(g) Second Amendment to Construction Loan Agreement dated June 22, 1990 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

    (10)(h) First Amendment to Amended and Restated Construction Loan/Office Loan Promissory Note dated June 22, 1990 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus II, L.P. (Holder). Filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

    (10)(i) Supplemental Loan Agreement dated September 20, 1993 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

    (10)(j) Second Amendment to Notes dated September 20, 1993 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., (Holders). Filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

     (27)       Financial Data Schedule

(d)      1.     Financial statements of GCGA Limited Partnership, owner
                of an office building/parking garage located in Boston, Massachusetts. To be filed when received from GCGA
                Limited Partnership.

         2. Financial statements of DW Michelson Associates, owner of the Michelson office buildings located in Irvine, California.

                                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY YIELD PLUS II, L.P.

By:  Dean Witter Realty Yield Plus II Inc.
     Managing General Partner


By:  /s/E. Davisson Hardman, Jr.                     Date:  March 26, 1997
     E. Davisson Hardman, Jr.
     President


By:  /s/Lawrence Volpe                               Date:  March 26, 1997
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS II INC.
Managing General Partner


/s/William B. Smith                                  Date:  March 26, 1997
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                          Date:  March 26, 1997
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                    Date:  March 26, 1997
Lawrence Volpe
Director


/s/Ronald T. Carman                                  Date:  March 26, 1997
Ronald T. Carman
Director

SCHEDULE III

                          DEAN WITTER REALTY YIELD PLUS II, L.P.

                         Real Estate and Accumulated Depreciation
                                     December 31, 1996

                              Initial cost to Partnership (A)

                                                                           Costs
                                                                           Capitalized
                                        Building and                       Subsequent to
Description              Land           Improvements          Total        Acquisition
Lynwood, CA          $     -            $ 9,321,476        $9,321,476      $    212,002



                                              Carried at End of Period (B)

                         Loss
                     on Impairment                         Building and
Description          of Real Estate         Land           Improvements        Total

Lynwood, CA          $(2,228,852)       $    -             $ 7,304,626     $ 7,304,626


                                                                           Life on which
                                                                           Depreciation
                                                                           in Latest Income
                       Accumulated        Date of            Date          Statement is
Description          Depreciation(C)    Construction       Acquired          Computed

Lynwood, CA          $ 1,012,772           1989            October 1991      40 years


Notes:

(A) The property is not encumbered by long term debt. The basis in the property for financial reporting purposes is net of loss on foreclosure of real estate. The loss on foreclosure does not reduce the basis for federal income tax purposes.

(B)  Reconciliation of real estate owned
                                                 1996           1995          1993
     Balance at beginning of period           $7,092,624     $7,092,624    $7,092,624

     Additions (deletions) during period:
       Improvements                              212,002          -             -
     Balance at end of period                 $7,304,626     $7,092,624    $7,092,624


(C)  Reconciliation of accumulated depreciation:

     Balance at beginning of period           $   824,572    $  647,256    $  469,940
       Depreciation expense                       188,200       177,316       177,316
     Balance end of period                    $ 1,012,772    $  824,572    $  647,256

                 DEAN WITTER REALTY YIELD PLUS II, L.P.

                               Year ended December 31, 1996

                                       Exhibit Index

  Exhibit No.                                 Description

     (3)(a)          Amended and Restated Agreement of Limited
                     Partnership dated as of June 24, 1988 set forth in Exhibit A to the Prospectus included in Registration Statement Number 33-20475 is incorporated herein by reference.

     (3)(b) Certificate of Limited Partnership dated as of June 24, 1988 set forth in Registration Statement Number 33-20475 is incorporated herein by reference.

     (4)(a)          Amended and Restated Agreement of Limited
                     Partnership dated as of June 24, 1988 set forth in Exhibit A to the Prospectus included in Registration Statement Number 33-20475 is incorporated herein by reference.

     (4)(b) Certificate of Limited Partnership dated as of June 24, 1988 set forth in Registration Statement Number 33-20475 is incorporated herein by reference.

    (10)(a) Partnership Agreement for DW Michelson Associates dated March 14, 1988 was filed as Exhibit 10.1 (a) to Amendment No. 1 to Registrant's Registration Statement on Form S-11 and is incorporated herein by reference.

    (10)(b) First Mortgage Promissory Note, dated April 26, 1989, between the Government Center Garage Realty Trust Maker) and Dean Witter Realty Yield Plus II, L.P. was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

    (10)(c) Construction Loan Agreement, dated April 26, 1989, between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.








                                            E1

                                            DEAN WITTER REALTY YIELD PLUS II,
                                            L.P.

                               Year ended December 31, 1996

                                       Exhibit Index

                                        (continued)

  Exhibit No.                                 Description

    (10)(d) Intercreditor Agreement among Dean Witter Realty Yield Plus, L.P., and Realty Management Services Inc. dated as of April 26, 1989 was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference

    (10)(e) First Amendment to Construction Loan Agreement dated October 12, 1989 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Filed as Exhibit 10(e) Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

    (10)(f) Amended and Restated Construction Loan/Office Loan Promissory Note dated October 12, 1989 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus II, L.P. (Holder). Filed as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

    (10)(g) Second Amendment to Construction Loan Agreement dated June 22, 1990 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

    (10)(h) First Amendment to Amended and Restated Construction Loan/Office Loan Promissory Note dated June 22, 1990 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus II, L.P. (Holder). Filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.





                                            E2
                                            DEAN WITTER REALTY YIELD PLUS II,
                                            L.P.

                               Year ended December 31, 1996

                                       Exhibit Index

                                        (continued)

  Exhibit No.                                 Description

    (10)(i) Supplemental Loan Agreement dated September 20, 1993 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

    (10)(j) Second Amendment to Notes dated September 20, 1993 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., (Holders). Filed as Exhibit 10(j) Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

     (27)            Financial Data Schedule

     (99) Financial Statements of DW Michelson Associates, owner of the Michelson office buildings located in Irvine, California.

























                                            E3