Form 10-K/A
period 1994-12-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 1997-04-25
CIK 830340

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                        FORM 10-K/A

[ X ]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 1994

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

                            DOCUMENTS INCORPORATED BY REFERENCE
                                           None

                                          1 of 4

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(a) The following documents are filed as part of this Annual Report on Registrant's Form 10-K for the year ended December 31, 1994:

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

    (16)        Letter regarding change in certifying accountant.
                Incorporated by reference to the Partnership's Current Report on Form 8-K dated December 31, 1994 is incorporated herein by reference.

(b)        Reports on Form 8-K -
                Report dated December 15, 1994 of the change in the Partnership's Certifying Accountant for the year ending December 31, 1994 is incorporated herein by reference.

(d) 1. Financial statements of GCGA Limited Partnership, an office building/parking garage located in Boston, Massachusetts.

    2. Financial statements of Michelson Co., an office building located in Irvine, California.
SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY YIELD PLUS II, L.P.

By:        Dean Witter Realty Yield Plus II Inc.
           Managing General Partner


By:  /s/E. Davisson Hardman, Jr.                 Date:  April 25, 1997
     E. Davisson Hardman, Jr.
     President


By:  /s/Lawrence Volpe                           Date:  April 25, 1997
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS II INC.
Managing General Partner


/s/William B. Smith                             Date:  April 25, 1997
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                     Date:  April 25, 1997
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                               Date:  April 25, 1997
Lawrence Volpe
Director


/s/Ronald T. Carman                             Date:  April 25, 1997
Ronald T. Carman
Director

                         DEAN WITTER REALTY YIELD PLUS II, L.P.
                                  Two World Trade Center
                                 New York, New York 10048




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Ladies and Gentlemen:

Pursuant to discussion with the staff, attached is Registrant's Form 10-K/A by which the financial statements of GCGA Limited Partnership are filed as financial statement schedules to Registrant's annual report on Form 10-K for the year ended December 31, 1994.


                                                  Very truly yours,

                                           DEAN WITTER REALTY YIELD PLUS
                                                    II, L.P.

                                     By:   Dean Witter Realty Yield Plus II
                                                    Inc.
                                           Managing General Partner


                                            By:   /s/C.M. Charrow
                                                  Charles M. Charrow
                                                  Assistant Controller