Form 10-K/A
period 1995-12-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 1997-04-25
CIK 830340

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

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                                           1 of 5

                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(a) The following documents are filed as part of this Annual Report on Registrant's Form 10-K for the year ended December 31, 1995:

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


Ladies and Gentlemen:

Pursuant to discussion with the staff, attached is Registrant's Form 10-K/A by which the financial statements of GCGA Limited Partnership are filed as financial statement schedules to Registrant's annual report on Form 10-K for the year ended December 31, 1995.


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