Form 10-Q
period 1997-03-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 1997-05-14
CIK 830340

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                            For the period ended March 31, 1997

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

                             Yes      X         No

                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          DEAN WITTER REALTY YIELD PLUS II, L.P.

                                      BALANCE SHEETS
                                                              March 31,   December 31,
                                                                 1997         1996

                                          ASSETS
Investment in participating mortgage loan, net               $13,755,767  $13,755,767
        of allowance of $11,264,750

Investment in unconsolidated partnership                      18,982,370   19,166,087

Building and improvements, at cost, net of
        accumulated depreciation of $1,062,401 and
        $1,012,772                                             6,242,225    6,291,854

Cash and cash equivalents                                      2,955,875    2,963,298

Deferred expenses, net                                           507,748      561,626

Other assets                                                     243,221      265,380

                                                             $42,687,206  $43,004,012


                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                       $   237,188  $   205,676

Security deposits                                                 97,919       97,919

                                                                 335,107      303,595

Partners' capital:
        General partners                                       3,570,915    3,605,746
        Limited partners ($500 per Unit, 173,164 Units
          issued)                                             38,781,184   39,094,671

                                                              42,352,099   42,700,417

                                                             $42,687,206  $43,004,012








                      See accompanying notes to financial statements.
/TABLE

                          DEAN WITTER REALTY YIELD PLUS II, L.P.

                                   STATEMENTS OF INCOME


                        Three months ended March 31, 1997 and 1996


                                                               1997          1996
Revenues:
        Interest on participating mortgage loan              $ 21,860     $  495,638
        Rental                                                359,123        342,267
        Equity in earnings of unconsolidated partnership      224,461        261,189
        Other                                                  39,986         33,021

                                                              645,430      1,132,115

Expenses:
        Property operating                                    211,422        215,254
        Depreciation and amortization                         103,507         98,714
        General and administrative                             77,555         75,976

                                                              392,484        389,944

Net income                                                   $252,946     $  742,171

Net income allocated to:
        Limited partners                                     $227,651     $  667,954
        General partners                                       25,295         74,217

                                                             $252,946     $  742,171

Net income per Unit of limited partnership interest             $1.31          $3.86


















                      See accompanying notes to financial statements.
/TABLE

                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                        STATEMENT OF PARTNERS' CAPITAL

                       Three months ended March 31, 1997


                                          Limited      General
                                          Partners     Partners       Total

Partners' capital at January 1, 1997    $39,094,671   $3,605,746   $42,700,417

Net income                                  227,651       25,295       252,946

Cash distributions                         (541,138)     (60,126)     (601,264)

Partners' capital at March 31, 1997     $38,781,184   $3,570,915   $42,352,099
































                See accompanying notes to financial statements.
/TABLE

                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                           STATEMENTS OF CASH FLOWS

                  Three months ended March 31, 1997 and 1996

                                                          1997         1996
Cash flows from operating activities:
  Net income                                           $  252,946   $  742,171
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         103,507       98,714
    Equity in earnings of unconsolidated partnership     (224,461)    (261,189)
    Decrease (increase) in other assets                    22,159     (356,559)
    Increase (decrease) in accounts payable and
      other liabilities                                    31,512      (50,380)

        Net cash provided by operating activities         185,663      172,757

Cash flows from investing activities:
  Contributions to unconsolidated partnership            (132,172)     (74,243)
  Distributions from unconsolidated partnership           540,350      610,976
  Additions to building and improvements                    -          (35,145)

        Net cash provided by investing activities         408,178      501,588

Net cash flows used in financing activities:
  Cash distributions                                     (601,264)    (601,264)

(Decrease) increase in cash and cash equivalents           (7,423)      73,081

Cash and cash equivalents at beginning of period        2,963,298    2,233,451

Cash and cash equivalents at end of period             $2,955,875   $2,306,532


















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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for reserves of uncollected interest relating to the participating mortgage loan, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Partnership's 1997 year-end financial statements. The Partnership's management has determined that this standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

2.  Investment in Participating Mortgage Loan

The borrower on the participating mortgage loan is operating under Chapter 11 of the U.S. Bankruptcy Code. During the first quarter of 1997, the owner/borrower paid to the Partnership $21,860 of $495,640 total interest due. The Partnership reserved the remaining accrued but unpaid interest. As of March 31, 1997, the Partnership's total reserves of accrued but unpaid interest approximate $941,000. The ultimate outcome of the bankruptcy proceedings is uncertain at this time.

3.  Investment in Unconsolidated Partnership

Summarized financial information of DW Michelson is as follows:

                                       Quarter ended March 31,
                                         1997          1996
Revenues                              $1,614,111   $1,650,159

Expenses                               1,157,797    1,119,180

Net income                            $  456,314   $  530,979

4.  Related Party Transactions

An affiliate of Realty provided property management services for two of the Partnership's properties during 1996 and 1995. The affiliate received property management fees of $30,866 and $31,611 for the three months ended March 31, 1997 and 1996, respectively, for these services. These amounts are included in property operating expenses.

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. During each of the three-month periods ended March 31, 1997 and 1996, the Partnership incurred approximately $53,000 for these services. These amounts are included in general and administrative expenses.

As of March 31, 1997 Realty and its affiliate were owed a total of approximately $29,000 for these services.

5.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing general Partner) are defendants in purported class action lawsuits pending in state and federal court. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.



6.  Subsequent Event

On April 28, 1997, the Partnership paid a cash distribution of $3.125 per Unit to Limited Partners. The cash distribution aggregated $601,309 with $541,187 distributed to the Limited Partners and $60,122 distributed to the General Partners.

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

In many regions of the country, continued restraint of new office construction and steady leasing have reduced supply in office markets and, in certain areas, property values and rental rates are rising. Generally, suburban office markets continue to fare better than downtown markets in major cities. Generally, new construction remains low by historic standards, and is primarily on a build-to-suit basis. Currently, the office vacancy level in Boston (the location of One Congress Street) is approximately 9%. The relative absence of office construction and growth in demand from high technology and professional service firms has recently resulted in an absorption of office space and an increase in rental rates in the Class A office market in Orange County, CA (the location of 2600 Michelson Drive). The overall economic recovery and a lack of warehouse construction over the past several years is benefiting industrial properties such as the Century Alameda Distribution Center. Demand continues to remain strong for modern high quality space and well-located industrial properties.

The Managing General Partner is currently marketing the 2600
Michelson Drive property for sale, and expects to market for sale its remaining investments over the next two years. However, there is no assurance that the Partnership will be able to achieve these objectives.

The Partnership's liquidity depends upon the cash flow from operations of its real estate investments, interest on the participating mortgage loan and expenditures for tenant improvements and leasing commissions in connection with the leasing of space. In the first quarter of 1997, both the Century Alameda property and the Michelson joint venture generated positive cash flow from operations, and it is anticipated that they will continue to do so for the remainder of 1997. As described below and in Note 2 to the consolidated financial statements, the borrower on the One Congress Street property is in Chapter 11 bankruptcy proceedings and did not pay approximately $473,000 of its minimum debt service in the first quarter of 1997.

During the three months ended March 31, 1997, Partnership cash flows from operations and distributions from DW Michelson Associates approximately equaled distributions to investors, capital expenditures and contributions to DW Michelson Associates.

As of March 31, 1997, the Partnership has commitments to fund approximately $179,000 to DW Michelson Associates, primarily for lease-related capital expenditures.

The Partnership's participating mortgage loan is secured by the One Congress Street property. The General Services Administration ("GSA"), the sole tenant of the office space at the property, vacated approximately 30% of the space at the property in August 1996, and the lease on its remaining space expires in August 1997. On October 15, 1996, the owner/borrower filed a voluntary petition under Chapter 11 of the U.S. bankruptcy code. Since the bankruptcy filing the owner/borrower has failed to pay interest on the loan totaling approximately $2,251,000 of which the Partnership's share is approximately $941,000.

The cash flow generated from the lease of the garage at the One Congress Street property is projected to be sufficient to pay the debt service due under the first mortgage loan on the property. However, current market rental rates in Boston are significantly less than in the early 1990's when the GSA lease was entered into. Therefore, the Partnership believes that the rent to be received by the owner/borrower after re-leasing the office space at the property and, as a result, the Partnership's cash flow from the property, will significantly decrease. Currently, the owner/borrower is negotiating a new lease covering the space under the lease scheduled to expire in August 1997 and a portion of the space given up by GSA in August 1996. If the negotiations with the GSA are not successful, there may be a significant amount of time before a new tenant is found for this space, and substantial funds may be required to re-lease the space.

The Partnership believes that during the period of the bankruptcy it will be unable to collect its interest on the loan in full and that the bankruptcy may adversely impact future leasing at the property.

The extent to which Partnership cash flow from the One Congress Street property will be reduced for the remainder of 1997 can not be determined at this time. It is possible that the cash from One Congress Street along with Partnership cash flow from operations and distributions from the joint venture will be insufficient to fund Partnership cash needs. If this were to occur, the Partnership might need to fund a portion of distributions to investors, capital expenditures and contributions to its joint ventures from cash reserves, or to reduce cash distributions.

On April 28, 1997, the Partnership paid a cash distribution of $3.125 per Unit to the Limited Partners. The cash distribution aggregated $601,309, with $541,187 distributed to the Limited Partners and $60,122 distributed to the General Partners. Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three-months ended March 31, 1997 compared to 1996 are primarily attributable to the following:

The Partnership's interest on its participating mortgage loan secured by the One Congress Street property has decreased due to a failure by the owner/borrower to pay interest on the loan of approximately $473,000 for the first quarter ending March 31, 1997. (See Note 2 to the consolidated financial statements).

There were no other significant changes in revenues or expenses between the two periods.

A summary of the markets where the Partnership's properties, and the property underlying the Partnership's investment in participating mortgage loan are located, and the performance of each property, is as follows:

There has been no significant new construction in the industrial building market in Lynwood, California, the location of the Century Alameda Distribution Center. Space in this market is being absorbed at a slow and steady pace, and demand remains strong with a current vacancy rate of 7%. During the first quarter 1997, the property remained 100% leased to 3 tenants. The Partnership is negotiating the renewal of the lease of Tools Exchange (for approximately 22% of the Property's space) which expires in 1997. No other leases expire until 2005.

During the first quarter of 1997, the market vacancy rate for Class A office space in Irvine, California, the location of 2600 Michelson Drive, decreased from 16% to 15% because of the continued strong demand for quality Class A space and the lack of new construction. Rental rates have also continued to increase in this market. During the first quarter of 1997, average occupancy at the property was 93%. Leases on approximately 25% and 22% of the space at the property expire in 1997 and 1998, respectively.

During the first quarter of 1997, the office vacancy level in the Boston office market, the location of One Congress Street, remained at 9%. Although this market continues to improve, rental rates have not increased significantly. As discussed above, GSA vacated approximately 70,000 square feet of the property's office space in August 1996 and its lease on the remaining space terminates in August 1997. As a result of GSA's partial vacancy, occupancy of the office space remained at 70% during the first quarter 1997. Also, the retail space, which is not a significant portion of the overall space, remained substantially vacant at March 31, 1997.
Inflation

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



                                       DEAN WITTER REALTY YIELD PLUS II, L.P.



                                       By: Dean Witter Realty Yield Plus II Inc.
                                           Managing General Partner



Date:  May 14, 1997                    By: /s/ E. Davisson Hardman, Jr.
                                           E. Davisson Hardman, Jr.
                                           President



Date:  May 14, 1997                    By: /s/ Lawrence Volpe
                                           Lawrence Volpe
                                           Controller
                                           (Principal Financial and Accounting
                                            Officer)

                          Dean Witter Realty Yield Plus II, L.P.

                               Quarter Ended March 31, 1997


                                       Exhibit Index



                      Exhibit
                        No.                            Description

                         27                      Financial Data Schedule
































                                            E1