Form 10-Q
period 1997-06-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 1997-08-14
CIK 830340

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1997

                               OR

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                          Page 1 of 14

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             DEAN WITTER REALTY YIELD PLUS II, L.P.

BALANCE SHEETS
                                              June 30, December
31,
                                                1997       1996

                             ASSETS
Investment in participating mortgage loan, net of
 allowance of $11,264,750                    $13,755,767
$13,755,767

Investment in unconsolidated partnership      18,838,348
19,166,087

Building and improvements, net of accumulated
 depreciation of $1,112,031 and $1,012,772     6,192,595
6,291,854

Cash and cash equivalents                      2,821,685
2,963,298

Deferred expenses, net                           453,872
561,626

Other assets                                     307,428
265,380

                                             $42,369,695
$43,004,012


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $   200,838    $
205,676

Security deposits                                 97,919
97,919

                                                 298,757
303,595

Partners' capital:
 General partners                              3,542,798
3,605,746
 Limited partners ($500 per Unit, 173,164 Units issued)
38,528,140                                    39,094,671

Total partners' capital                       42,070,938
42,700,417

                                             $42,369,695
$43,004,012
  See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                      STATEMENTS OF INCOME

        Three and six months ended June 30, 1997 and 1996


                              Three months ended          Six
months ended
                                  June 30,           June 30,
                              1997     1996      1997     1996
Revenues:
 Interest on participating
  mortgage loan            $104,060 $  501,085         $  125,920
$  996,723
 Rental                     403,228    354,935            762,351
697,202
 Equity in earnings of
  unconsolidated partnership         209,595     154,387
434,056                       415,576
 Interest and other          43,749     27,623             83,735
60,644

                            760,632  1,038,030          1,406,062
2,170,145

Expenses:
 Property operating         240,982    195,790            452,404
411,044
 Depreciation and amortization       103,506      98,713
207,013                       197,427
 General and administrative           96,041      78,109
173,596                       154,085

                            440,529    372,612            833,013
762,556

Net income                 $320,103 $  665,418         $  573,049
$1,407,589

Net income allocated to:
 Limited partners          $288,093 $  598,876         $  515,744
$1,266,830
 General partners            32,010     66,542             57,305
140,759

                           $320,103 $  665,418         $  573,049
$1,407,589

Net income per Unit of Limited
 partnership interest      $   1.67 $     3.46         $     2.98
$     7.32






  See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

                 Six months ended June 30, 1997

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital at January 1, 1997         $39,094,671
$3,605,746                         $42,700,417

Net income                             515,744             57,305
573,049

Cash distributions                  (1,082,275)
(120,253)                           (1,202,528)

Partners' capital at June 30, 1997 $38,528,140         $3,542,798
$42,070,938





























  See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                    STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1997 and 1996

                                                1997       1996
Cash flows from operating activities:
 Net income                                  $   573,049    $
1,407,589
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                 207,013
197,427
   Equity in earnings of unconsolidated partnership
(434,056)                                       (415,576)
   Increase in operating assets:
     Other assets                                (42,048)
(14,728)
   Decrease in operating liabilities:
     Accounts payable and other liabilities       (4,838)
(75,780)

      Net cash provided by operating activities
299,120                                        1,098,932

Cash flows from investing activities:
 Additions to building and improvements             -
(35,145)
 Contributions to unconsolidated partnership    (162,474)
(871,029)
 Distributions from unconsolidated partnership
924,269                                        1,015,599

      Net cash provided by investing activities
761,795                                          109,425

Cash flows used in financing activities:
 Cash distributions                           (1,202,528)
(1,202,528)

(Decrease) increase in cash and cash equivalents
(141,613)                                          5,829

Cash and cash equivalents at beginning of period
2,963,298                                      2,233,451

Cash and cash equivalents at end of period   $ 2,821,685    $
2,239,280









        See accompanying notes to consolidated financial
                           statements.

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

The   Financial  Accounting  Standards   Board   issued
Statement  of Financial Accounting Standards  No.  128,
"Earnings   per   Share"  in   February   1997.    This
pronouncement  establishes standards for computing  and
presenting earnings per share, and is effective for the
Partnership's 1997 year-end financial statements.   The

        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

Partnership's  management  has  determined  that   this
standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

2.                        Investment  in  Participating
Mortgage Loan

The  owner/borrower on the participating mortgage  loan
is  operating  under Chapter 11 of the U.S.  Bankruptcy
Code.   During  the  first  six  months  of  1997,  the
owner/borrower paid to the Partnership $125,920 of $985,830 total interest due. The Partnership reserved the remaining accrued but unpaid interest. As of June
30, 1997, the Partnership's total reserves against accrued but unpaid interest approximate $1,327,000.
The ultimate outcome of the bankruptcy proceedings is uncertain at this time.

3.                        Investment  in Unconsolidated
Partnership

Summarized financial information of DW Michelson is as follows:

             Three months ended              Six months
ended
                  June 30,              June 30,
             1997     1996        1997      1996
Revenues  $1,718,468           $1,647,704    $3,332,579
$3,297,863

Expenses   1,292,375            1,333,844     2,450,172
2,453,024

Net income          $  426,093 $  313,860    $  882,407
$  844,839

4.                       Related Party Transactions
An  affiliate  of  Realty provided property  management
services for two of the Partnership's properties during
1997   and   1996.   The  affiliate  received  property
management fees of $62,238 and $63,695 for the six months ended June 30, 1997 and 1996, respectively, for these services. These amounts are included in property operating expenses.
        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

Realty  performs  administrative  functions,  processes
investor transactions and prepares tax information  for
the  Partnership.  During each of the six-month periods
ended  June 30, 1997 and 1996, the Partnership incurred
approximately   $106,000  for  these  services.   These
amounts are included in general and administrative expenses.

As of June 30, 1997 Realty and its affiliate were owed a total of approximately $28,000 for these services.

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

6.                       Subsequent Event

On   July  29,  1997,  the  Partnership  paid  a   cash
distribution  of  $3.125 per Unit to Limited  Partners.
The cash distribution aggregated $601,264 with $541,137
distributed   to  the  Limited  Partners  and   $60,127
distributed to the General Partners.

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

The economic expansion continues and has provided for a
rebound in the commercial property markets.  Employment
growth,  especially in business services and technology
industries, has increased demand for office space.  The
steady  demand  and the limited amount  of  speculative
office  construction has resulted in falling vacancies,
rising  rents  and increasing property values  in  many
markets.   Some office markets are faring  better  than
others   and,   in   certain  areas,  improved   market
conditions  can  support new construction.   Currently,
the  demand for large blocks of available office  space
in  the  downtown  financial  markets  of  Boston  (the
location  of One Congress Street) exceeds supply.   The
relative absence of office construction and growth in demand from professional service firms is resulting in an absorption of office space and an increase in rental rates in the Class A office market in Orange County, CA (the location of 2600 Michelson
Drive). The demand for space in industrial properties, such as the Century Alameda Distribution
Center, correlates to national economic cycles, and has been rising during the current economic expansion.

The Managing General Partner has identified a potential purchaser of the 2600 Michelson Drive property and has begun to negotiate a sale agreement. The Managing
General Partner expects to market its remaining investments over the next two years. However, there is no assurance that the Partnership will be able to sell its properties in the near future.

The  Partnership's liquidity depends upon the cash flow
from   operations  of  its  real  estate   investments,
interest   on  the  participating  mortgage  loan   and
expenditures                 for                 tenant

        DEAN WITTER REALTY YIELD PLUS II, L.P.

improvements and leasing commissions in connection with
the leasing of space.  During the six months ended June
30,  1997,  both the Century Alameda property  and  the
Michelson  joint venture generated positive  cash  flow
from  operations, and it is anticipated that they  will
continue  to  do  so  for the remainder  of  1997.   As
described   below  and  in  Note  2  to  the  financial
statements,  the  owner/borrower of  the  One  Congress
Street property is in Chapter 11 bankruptcy proceedings and did not pay approximately $386,000 and $860,000 of its minimum debt service during the three- and six-month periods ending June 30, 1997, respectively.

The Partnership's liquidity will also be affected by sales of the Partnership's property interests; as interests are sold, Partnership cash from operations available to fund investor distributions and capital expenditures decreases.

During   the   six   months  ended   June   30,   1997,
distributions  to  investors and  contributions  to  DW
Michelson Associates exceeded Partnership cash flows from operations, interest on the participating mortgage loan and distributions from DW Michelson Associates.
The cash shortfall was funded from the Partnership's cash reserves.

As of June 30, 1997, the Partnership has commitments to fund approximately $396,000 to DW Michelson Associates, primarily for lease-related capital expenditures.

The   Partnership's  participating  mortgage  loan   is
secured  by  the  One  Congress Street  property.   The
General  Services  Administration  ("GSA"),  the   sole
tenant of the office space at the property, vacated approximately 30% of the space at the property in August 1996, and the lease on its remaining space expired July 31, 1997. On October 15, 1996, the owner/borrower filed a voluntary petition under Chapter
11 of the U.S. bankruptcy code.

The cash flow generated from the lease of the garage at
the  One  Congress Street property is projected  to  be
sufficient to pay the debt service due under the  first
mortgage        loan       on       the       property.

        DEAN WITTER REALTY YIELD PLUS II, L.P.

However,  current  market rental rates  in  Boston  are
significantly  less than in the early 1990's  when  the
GSA  lease was entered into. Therefore, the Partnership
believes   that  the  rent  to  be  received   by   the
owner/borrower after re-leasing the office space at the property and, as a result, the Partnership's cash flow from the property, may significantly decrease. GSA continues to occupy its remaining office space, and GSA and the owner/borrower are negotiating a new lease. If the negotiations with the GSA are not successful, there may be a significant amount of time before a new tenant is found for this space, and substantial funds may be required to re-lease the space.

The Partnership believes that during the period of the bankruptcy it will be unable to collect its interest on the loan in full and that the bankruptcy may adversely impact future leasing at the property.

The Partnership can not determine the extent to which cash flow from the One Congress Street property will be reduced for the remainder of 1997. It is possible that the cash flow from One Congress Street along with Partnership cash flow from operations and distributions from the joint venture will continue to be insufficient to fund Partnership cash needs. If the Partnership continues to incur cash shortfalls, the Partnership will continue to use its cash reserves to fund a portion of cash distributions to investors and it might need to reduce cash distributions.

On   July  29,  1997,  the  Partnership  paid  a   cash
distribution  of  $3.125  per  Unit  to   the   Limited
Partners.   The cash distribution aggregated  $601,264,
with $541,137 distributed to the Limited Partners and $60,127 distributed to the General Partners.

Except   as   discussed  above  and  in  the  financial
statements, the Managing General Partners is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.


        DEAN WITTER REALTY YIELD PLUS II, L.P.

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended June  30,  1997
compared to 1996 are primarily attributable to the following:

The  Partnership's interest income on its participating
mortgage  loan  secured  by  the  One  Congress  Street
property  decreased in 1997 compared  to  1996  due  to
reserves   of  accrued  but  uncollected  interest   as
described above in "Liquidity and Capital Resources".

There were no other individually significant factors which caused changes in revenues or expenses.

A  summary  of  the  markets  where  the  Partnership's
properties,    and   the   property   underlying    the
Partnership's investment in participating mortgage loan are located, and the performance of each property, is as follows:

There  has been no significant new construction in  the
industrial building market in Lynwood, California,  the
location  of  the Century Alameda Distribution  Center.
Space  in  this market is being absorbed at a slow  and
steady  pace, and demand remains strong with a  current
vacancy  rate  of 8%.  Also, rental rates  continue  to
increase  in this market.  During the six-month  period
ended  June 30, 1997, the property remained 100% leased
to  3  tenants.   The  Partnership is  negotiating  the
renewal   of   the   lease  of  Tools   Exchange   (for
approximately  22%  of  the  Property's  space)   which
expires in October 1997. No other leases expire until 2005.

During  the second quarter of 1997, the market  vacancy
rate  for  Class A office space in Irvine,  California,
the  location of 2600 Michelson Drive, remained at 15%.
Rental  rates have continued to increase in this market
because  of  the  continued strong demand  for  quality
Class   A  space  and  the  lack  of  significant   new
construction.  During  the  second  quarter  of   1997,
occupancy  at the property decreased slightly  to  91%.
Leases on approximately 25% and 17% of the space at the property expire in 1998 and 1999, respectively.
        DEAN WITTER REALTY YIELD PLUS II, L.P.

During  the six months ended June 30, 1997, the  Boston
office  market,  the location of One  Congress  Street,
continued to strengthen and rental rates increased.  As
discussed  above, GSA is the sole tenant of the  office
space,  which  is 70% occupied at June 30,  1997.   The
owner/borrower  is  negotiating a new  lease  with  GSA
because GSA's existing lease expired July 31, 1997. GSA
still  occupies  its space while it  negotiates  a  new
lease.   Also,  the  retail  space,  which  is  not   a
significant portion of the overall space, remained substantially vacant at June 30, 1997.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

       a)  Exhibits.
            An exhibit index has been filed as part  of
this                Report on Page E1.

       b)  Report on Form 8-K.
            Report dated April 4, 1997 of the Valuation
per   Unit                   of   Limited   Partnership
Interest at December 31, 1996.

        DEAN WITTER REALTY YIELD PLUS II, L.P.


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

                              DEAN WITTER REALTY YIELD
PLUS                               II, L.P.

                         By:   Dean Witter Realty Yield
Plus                               II Inc.
                              Managing General Partner


Date:   August  14,  1997    By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:   August  14, 1997       By:          /s/Lawrence
Volpe
                              Lawrence Volpe
                              Controller
                               (Principal Financial and
Accounting Officer)

        DEAN WITTER REALTY YIELD PLUS II, L.P.


             Quarter Ended June 30, 1997

                    Exhibit Index



Exhibit
  No.                       Description

 27                  Financial Data Schedule


























                           E1