Form 10-Q
period 1997-09-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 1997-11-14
CIK 830340

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the period ended September 30, 1997

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

                          Page 1 of 17

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             DEAN WITTER REALTY YIELD PLUS II, L.P.

BALANCE SHEETS
                                             September 30,
December 31,
                                                1997       1996
                             ASSETS

Investment in participating mortgage loan, net of
 allowance of $11,264,750                    $13,755,767
$13,755,767

Investment in unconsolidated partnership      18,632,924
19,166,087

Building and improvements, net of accumulated
 depreciation of $1,161,660 and $1,012,772     6,142,966
6,291,854

Cash and cash equivalents                      2,963,803
2,963,298

Deferred expenses, net                           399,994
561,626

Other assets                                     278,270
265,380

                                             $42,173,724
$43,004,012


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $   267,846    $
205,676

Security deposits                                 97,919
97,919

                                                 365,765
303,595

Partners' capital:
 General partners                              3,516,500
3,605,746
 Limited partners ($500 per Unit, 173,164 Units issued)
38,291,459                                    39,094,671

Total partners' capital                       41,807,959
42,700,417

                                             $42,173,724
$43,004,012
  See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                    STATEMENTS OF OPERATIONS

     Three and nine months ended September 30, 1997 and 1996


                              Three months ended          Nine
months ended
                                 September 30,
September 30,
                              1997     1996      1997     1996
Revenues:
 Interest on participating
  mortgage loan            $125,929 $  501,085         $  251,849
$1,497,808
 Rental                     394,127    393,212          1,156,478
1,090,414
 Equity in earnings of
  unconsolidated partnership         212,069     181,231
646,125                       596,807
 Interest and other          39,098     36,255            122,833
96,899

                            771,223  1,111,783          2,177,285
3,281,928

Expenses:
 Property operating         212,476    196,760            664,880
607,804
 Depreciation and amortization       103,507      98,713
310,520                       296,140
 General and administrative          116,955      92,619
290,551                       246,704
 Loss on impairment of
  participating mortgage loan           -      1,477,000
-  1,477,000

                            432,938  1,865,092          1,265,951
2,627,648

Net income (loss)          $338,285 $ (753,309)        $  911,334
$  654,280

Net income (loss) allocated to:
 Limited partners          $304,457 $ (677,978)        $  820,201
$  588,852
 General partners            33,828    (75,331)            91,133
65,428
                           $338,285 $ (753,309)        $  911,334
$  654,280

Net income (loss) per Unit of
 limited partnership interest       $   1.76  $    (3.92)   $
4.74 $     3.40





  See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

              Nine months ended September 30, 1997

                                   Limited   General
                                   Partners  Partners     Total
Partners' capital at January 1, 1997         $39,094,671
$3,605,746                         $42,700,417

Net income                             820,201             91,133
911,334

Cash distributions                  (1,623,413)
(180,379)                           (1,803,792)

Partners' capital at September 30, 1997      $38,291,459
$3,516,500                         $41,807,959





























  See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                    STATEMENTS OF CASH FLOWS

          Nine months ended September 30, 1997 and 1996

                                                1997       1996
Cash flows from operating activities:
 Net income                                  $   911,334    $
654,280
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                 310,520
296,140
   Equity in earnings of unconsolidated partnership
(646,125)                                       (596,807)
   Loss on impairment of participating mortgage loan          -
1,477,000
   Increase in operating assets:
     Other assets                                (12,890)
(36,755)
   Increase (decrease) in operating liabilities:
     Accounts payable and other liabilities       62,170
(63,613)

      Net cash provided by operating activities
625,009                                        1,730,245

Cash flows from investing activities:
 Contributions to unconsolidated partnership    (311,484)
(914,514)
 Distributions from unconsolidated partnership
1,490,772                                      1,490,606
 Additions to building and improvements             -
(212,002)

      Net cash provided by investing activities
1,179,288                                        364,090

Cash flows used in financing activities:
 Cash distributions                           (1,803,792)
(1,803,792)

Increase in cash and cash equivalents                505
290,543

Cash and cash equivalents at beginning of period
2,963,298                                      2,233,451

Cash and cash equivalents at end of period   $ 2,963,803    $
2,523,994








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

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for reserves of uncollected interest relating to the participating mortgage loan in 1997 and the loss on impairment of the participating mortgage loan in 1996, such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

The  Financial Accounting Standards Board has  recently
issued    several    new   accounting   pronouncements.
Statement  No.  128,  "Earnings per Share"  establishes
standards  for  computing and presenting  earnings  per
share,    and    Statement   No.    129,    "Disclosure

        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

of  Information  about  Capital Structure"  establishes
standards for disclosing information about an  entity's
capital   structure.   These  two  standards  will   be
effective for the Partnership's 1997 year-end financial
statements.     Statement    No.    130,     "Reporting
Comprehensive   Income"   establishes   standards   for
reporting and display of comprehensive income  and  its
components.   Statement  No.  131,  "Disclosures  about
Segments  of  an  Enterprise and  Related  Information"
establishes standards for the way that public  business
enterprises report information about operating segments
in  annual financial statements and requires that those
enterprises report selected information about operating
segments   in  interim  financial  reports  issued   to
shareholders.    It  also  establishes  standards   for
related   disclosure  about  products   and   services,
geographic  areas,  and  major  customers.   These  two
standards  are  effective for  the  Partnership's  1998
financial statements.

Management of the Partnership does not believe that these new standards will have any effect on the Partnership's computation or presentation of net income or net income per unit of limited partnership interest, or its disclosures of capital structure, or other disclosures.

2.                        Investment  in  Participating
Mortgage Loan

In October 1996, the owner/borrower of the One Congress
Street property defaulted on the participating mortgage
loan (the "Loan") made by the Partnership (42%) and  an
affiliate,  Dean Witter Realty Yield Plus,  L.P.  (58%)
("Yield  Plus"; and collectively, with the Partnership,
the  "Lender")  by  failing  to  timely  pay  its  debt
service.   Thereafter, the Lender accelerated the  Loan
and  attempted to take possession of the property.   On
October 15, 1996, the owner/borrower filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.

        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

During    the   first   nine-months   of   1997,    the
owner/borrower  paid  to  the Partnership  $251,849  of
$1,486,915   total  interest  due.    The   Partnership
reserved the remaining accrued but unpaid interest.  As
of September 30, 1997, the Partnership's total reserves
against   accrued   but  unpaid  interest   approximate
$1,703,000.

On  October  27,  1997,  the  Lender  entered  into   a
settlement  agreement  with  the  owner/borrower   (the
"Agreement").   As  part  of  the  Agreement,   a   new
corporation which is jointly owned by the Partnership and Yield Plus in proportion to their participations in the Loan, has become the sole general partner (with a 19% ownership interest) (the "New General Partner") of the owner/borrower. The Partnership and Yield Plus have agreed to make all decisions concerning the property jointly. The Lender has retained an affiliate of the owner/borrower's original general partner as property manager.

The Agreement also provides for the following:

(a)  as  a result of their interests in the New General
     Partner,  the  Partnership  and  Yield  Plus   are
     required  to make additional loans to fund  future
     tenant  improvements  at the  property  (the  "New
     Loans")  in proportion to their participations  in
     the  Loan.   Any New Loans will bear  interest  at
     12%, payable monthly from available cash flow generated by the property after payment of debt service on the first mortgage loan and certain operating escrows;

(b) the interest rate on the principal of the Loan, default penalties and past due interest thereon aggregating approximately $12.3 million has been increased to 10%, payable monthly from available cash flow generated by the property after payment of debt service on the New Loans;

(c) any future unpaid debt service will accrue interest at 10%; and

        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

(d)  the  Partnership's  and Yield  Plus'  interest  in
     adjusted   net   revenue  and   capital   proceeds
     generated by the property was increased  from  58%
     to 80%.

The  Agreement has effectively changed the  Partnership
from  a  participating lender to an equity owner  in  a
joint  venture  which  owns  the  One  Congress  Street
property.   As  a result, the Partnership will  receive
its share of net cash flow from the property (as it did
prior  to  the bankruptcy) and it will be  required  to
expend  its  share of costs for building  improvements,
tenant   improvements   and  leasing   commissions   in
connection with the leasing of vacant space as is customary in most real estate markets.

In   the  Partnership's  financial  statements,  as  of
October  27, 1997, the investment in the Loan  will  be
replaced by an investment in a joint venture; partners'
capital   will  not  be  affected  by  these   changes.
Thereafter, the Partnership will not recognize interest
income  on the Loan; instead it will record its  equity
in  earnings or loss of the joint venture.   The  joint
venture will record rental income, property operating expenses, interest expense and depreciation.

3.                        Investment  in Unconsolidated
Partnership

Summarized financial information of DW Michelson is as follows:

               Three  months  ended                Nine
months ended
                September 30,        September 30,
             1997     1996        1997      1996

Revenues  $1,688,465           $1,852,876    $5,021,044
$5,150,739

Expenses   1,257,343            1,484,447     3,707,515
3,937,471

Net income          $  431,122 $  368,429    $1,313,529
$1,213,268


        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

4.                       Related Party Transactions

An  affiliate  of  Realty provided property  management
services for two of the Partnership's properties during
1997   and   1996.   The  affiliate  received  property
management fees of $93,925 and $96,560 for the nine months ended September 30, 1997 and 1996, respectively, for these services. These amounts are included in property operating expenses.

Realty  performs  administrative  functions,  processes
investor transactions and prepares tax information  for
the  Partnership. During each of the nine-month periods
ended  September  30,  1997 and 1996,  the  Partnership
incurred  approximately $159,000  for  these  services.
These    amounts   are   included   in   general    and
administrative expenses.

As of September 30, 1997, Realty and its affiliate were
owed   a  total  of  approximately  $28,000  for  these
services.

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

        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

6.                       Subsequent Event

On  October  29,  1997,  the Partnership  paid  a  cash
distribution  of  $3.125 per Unit to Limited  Partners.
The cash distribution aggregated $601,264 with $541,137
distributed   to  the  Limited  Partners  and   $60,127
distributed to the General Partners.

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

Employment growth, especially in business services  and
technology industries, has increased demand for  office
space.   Such increasing demand and the limited  amount
of  speculative  office construction  has  resulted  in
falling vacancies, rising rents and increasing property
values in many markets.  Some office markets are faring
better  than  others  and, in certain  areas,  improved
market   conditions   can  support  new   construction.
Recently, the market vacancy in the downtown financial markets and government center of Boston (the location of One Congress Street) has decreased to 5%. The relative absence of office construction and growth in demand from professional service firms is resulting in an absorption of office space and an increase in rental rates in the Class A office market in Orange County, CA
(the location of 2600 Michelson Drive). The industrial property market in the South Bay area of Los Angeles
(the  location  of  the  Century  Alameda  Distribution
Center) remains strong, and is experiencing increasing rental rates and a limited supply of large vacant blocks of Class A space.

The Managing General Partner has identified a potential
purchaser of the 2600 Michelson Drive property and  has
begun  to  negotiate  a sale agreement.   The  Managing
General   Partner  expects  to  market  for  sale   the
Partnership's remaining investments over the  next  two
years.   However,  there  is  no  assurance  that   the
Partnership will be able to sell the Partnership's properties in the near future.



        DEAN WITTER REALTY YIELD PLUS II, L.P.

The  Partnership's liquidity depends upon the cash flow
from   operations  of  its  real  estate   investments,
interest   on  the  participating  mortgage  loan   and
expenditures  for  tenant  improvements   and   leasing
commissions  in connection with the leasing  of  space.
During  the nine months ended September 30, 1997,  both
the  Century  Alameda property and the Michelson  joint
venture  generated positive cash flow from  operations,
and it is anticipated that they will continue to do  so
for the remainder of 1997 and in 1998.  As described in
Note  2 to the financial statements, the owner/borrower
of  the One Congress Street property was in Chapter  11
bankruptcy proceedings until October 27, 1997, and did not pay approximately $375,000 and $1,235,000 of its minimum debt service during the three- and nine-month periods ending September 30, 1997, respectively.

The Partnership's liquidity will also be affected by sales of the Partnership's property interests; as interests are sold, Partnership cash from operations available to fund investor distributions and capital expenditures decreases.

During  the  nine  months  ended  September  30,  1997,
Partnership cash flows from operations, interest on the
participating mortgage loan and distributions  from  DW
Michelson  Associates  approximated  distributions   to
investors and contributions to DW Michelson Associates.

As   of   September  30,  1997,  the  Partnership   has
commitments  to  fund  approximately  $180,000  to   DW
Michelson   Associates   for   lease-related    capital
expenditures.

On October 27, 1997, the Partnership negotiated a settlement with the owner/borrower of the participating mortgage loan, who had filed a voluntary petition under Chapter 11 of the U.S. bankruptcy code in October 1996.
See Note 2 to the financial statements.

The cash flow generated from the lease of the garage at the One Congress Street property is projected to be sufficient to pay the debt service due under the first mortgage loan on the property.

        DEAN WITTER REALTY YIELD PLUS II, L.P.

The  lease at the One Congress Street property with the
General  Services  Administration  ("GSA"),  the   sole
tenant  of  the  office space at the property,  expired
July 31, 1997. GSA continues to occupy its remaining office space, and GSA and the owner/borrower are negotiating a new lease. If the negotiations with the GSA are not successful, there may be a significant amount of time before a new tenant is found for this space, and the rent to be received from a new tenant and, as a result, the Partnership's cash flow from the property may significantly decrease.

Also,  the  lease  of Tools Exchange,  a  tenant  which
occupies approximately 22% of the space at the  Century
Alameda  Distribution Center, expired in October  1997.
Tools Exchange continues to occupy its office space and
is  negotiating  a new lease with the Partnership.   If
these negotiations are not successful, there may be a significant amount of time before a new tenant is found for this space, and the Partnership's cash flow from the property may significantly decrease.

Until  new  leases are signed with GSA at One  Congress
Street and/or Tools Exchange at the Century Alameda property, the Partnership can not determine the amount of operating cash flow it will receive from these properties during the remainder of 1997 and in 1998, and the amount of capital expenditures it will need to attract and retain tenants at its properties. If the Partnership incurs cash shortfalls in the future, the Partnership will use its cash reserves to fund a portion of cash distributions to investors and it might need to reduce cash distributions.

On  October  29,  1997,  the Partnership  paid  a  cash
distribution  of  $3.125  per  Unit  to   the   Limited
Partners.   The cash distribution aggregated  $601,264,
with $541,137 distributed to the Limited Partners and $60,127 distributed to the General Partners.

Except   as   discussed  above  and  in  the  financial
statements, the Managing General Partners is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

        DEAN WITTER REALTY YIELD PLUS II, L.P.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended September 30, 1997 compared to 1996 are primarily attributable to the following:

The  Partnership's interest income on its participating
mortgage  loan  secured  by  the  One  Congress  Street
property  decreased in 1997 compared  to  1996  due  to
reserves   of  accrued  but  uncollected  interest   as
described above in Note 2 to the financial statements.

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

There  has been no significant new construction in  the
industrial building market in Lynwood, California,  the
location  of  the Century Alameda Distribution  Center.
The  demand for space in industrial properties  remains
strong with a current vacancy rate of 7%.  Rental rates
continue  to increase in this market as a result  of  a
limited supply of large vacant blocks of class A space.
During the nine-month period ended September 30,  1997,
the  property  remained 100% leased to 3  tenants.   As
discussed  in "Liquidity and Capital Resources",  Tools
Exchange continues to occupy its space at the property, and is negotiating a new lease with the Partnership.
No other leases expire until 2005.

During  the  third quarter of 1997, the market  vacancy
rate  for  Class A office space in Irvine,  California,
the   location  of  2600  Michelson  Drive,   decreased
slightly to 14%. Rental rates have increased in this market because of the continued strong demand for quality Class A space and the lack of significant new construction.


        DEAN WITTER REALTY YIELD PLUS II, L.P.

During the third quarter of 1997, occupancy at the property increased to 95%. Leases on approximately 26% and 17% of the space at the property expire in 1998 and 1999, respectively.

During  the third quarter of 1997, the downtown  Boston
office  market,  the location of One  Congress  Street,
continued  to  strengthen  and  experienced  a   slight
increase in rental rates.  There is no significant  new
construction in this market.  As discussed  above,  GSA
is  the  sole tenant of the office space, which is  70%
occupied at September 30, 1997.  The owner/borrower  is
negotiating a new lease with GSA because GSA's existing
lease  expired  July 31, 1997. GSA still  occupies  its
space  while  it  negotiates a new  lease.   Also,  the
retail space, which is not a significant portion of the
overall   space,  remained  substantially   vacant   at
September 30, 1997.

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

       b)  Report on Form 8-K.
           None.

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

                              DEAN WITTER REALTY YIELD
PLUS                               II, L.P.

                         By:   Dean Witter Realty Yield
Plus                               II Inc.
                              Managing General Partner


Date:   November  14,  1997  By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:   November  14, 1997     By:          /s/Lawrence
Volpe
                              Lawrence Volpe
                              Controller
                               (Principal Financial and
Accounting Officer)

        DEAN WITTER REALTY YIELD PLUS II, L.P.


           Quarter Ended September 30, 1997

                    Exhibit Index



Exhibit
  No.                       Description

 27                  Financial Data Schedule


























                           E1