Form 10-K/A
period 1996-12-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 1998-03-31
CIK 830340

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

               Commission File Number 0-18149

           DEAN WITTER REALTY YIELD PLUS II, L.P.
(Exact name of registrant as specified in governing instrume nt)

       Delaware                     13-3469111
(State of organization) (IRS Employer Identification No.)

   2 World Trade Center, New York, NY     10048
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area  code:   (212)
392-1054

Securities registered pursuant to Section 12(b) of the Act:

Title of each className of each exchange on which registered
       None                        None

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

Indicate  by  check mark if disclosure of delinquent  filers pursuant  to  Item  405 of Regulation S-K is  not  contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not Applicable
            DOCUMENTS INCORPORATED BY REFERENCE
                            None
                          PART IV.


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

    (10)(d) Intercreditor Agreement among Dean Witter Realty Yield Plus, L.P., Dean Witter Realty Yield Plus II, L.P. and Realty Management Services Inc. dated as of April 26, 1989 was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference

    (10)(e) First Amendment to Construction Loan Agreement dated October 12, 1989 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

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

    (27)  Financial Data Schedule

(d)       1.     Financial   statements  of   GCGA   Limited
          Partnership, owner of an office building/parking garage located in Boston, Massachusetts.

(d)   2.    Financial statements of DW Michelson Associates,
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

DEAN WITTER REALTY YIELD PLUS II, L.P.

By:                                       Dean Witter Realty
Yield Plus II Inc.
   Managing General Partner


By:                                  /s/E. Davisson Hardman,
Jr.                                  Date:  March 27, 1998
   E. Davisson Hardman, Jr.
   President


By:                                     /s/Lawrence    Volpe
Date:  March 27, 1998
   Lawrence Volpe
   Controller
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS II INC.
Managing General Partner


/s/William  B.  Smith                     Date:   March  27,
1998
William B. Smith
Chairman of the Board of Directors


/s/E.  Davisson  Hardman, Jr.             Date:   March  27,
1998
E. Davisson Hardman, Jr.
Director


/s/Lawrence  Volpe                        Date:   March  27,
1998
Lawrence Volpe
Director


/s/Ronald  T.  Carman                     Date:   March  27,
1998
Ronald T. Carman
Director
             DEAN WITTER REALTY YIELD PLUS II, L.P.
                   Two World Trade Center
                  New York, New York 10048



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549


Ladies and Gentlemen:

Attached  is Registrant's Form 10-K/A by which the financial
statements  of  GCGA  Limited  Partnership  are   filed   as
financial statement schedules to Registrant's annual report on Form 10-K for the year ended December 31, 1996.


                                   Very truly yours,

                              DEAN WITTER REALTY YIELD PLUS
II,                                       L.P.

                         By:  Dean Witter Realty Yield Plus
II,                                       Inc.
                              Managing General Partner



                            By:     /s/   C.   M.    Charrow
Charles M. Charrow
                              Assistant Controller