Form 10-K
period 1997-12-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 1998-03-31
CIK 830340

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                        FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997

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

State  the  aggregate market value of the voting  stock  held  by
nonaffiliates of the registrant.   N/A

           DOCUMENTS INCORPORATED BY REFERENCE
                           None
                           PART I.

ITEM 1.  BUSINESS

The Registrant, Dean Witter Realty Yield Plus II, L.P. (the "Partnership"), is a limited partnership formed in February 1988 under the laws of the State of Delaware for the purpose of investing in income- producing commercial and industrial properties.

The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus II Inc. (the "Managing General Partner"), a Delaware corporation which is wholly-owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Yield Plus Associates II, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in the financial statements in Item 8 and in Item 13.

The Partnership issued 173,164 units of limited partnership interest (the "Units") for $86,582,000. The offering has been terminated and no additional Units will be sold.

The proceeds from the offering were used to make investments in three participating mortgage loans and land leases secured by interests in three office buildings, one industrial property, and an office and parking garage complex. The Partnership subsequently acquired the real estate securing all of the foregoing loans through foreclosure or transfers of ownership in lieu of foreclosure. In December 1997, the partnership which owns the Michelson office property agreed to sell the property; closing is expected to occur in April 1998. The Partnership's properties are described in Item 2 below.

The Partnership currently plans to market for sale its remaining real estate interests in 1998, with the objective of completing sales of such properties by the end of 1998. There is no assurance that the Partnership will be able to achieve this objective.

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

ITEM 2.                                         PROPERTIES

The Partnership's principal offices are located at Two World
Trade Center, New York, New York 10048. The Partnership has no other offices.

As of December 31, 1997, the Partnership owned directly or through subsidiaries the following three interests in real estate. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                  Year(s)  Initial Net Rentable
     Property,  Completion/        Investment         Area
Location and Type         Acquisition1         ($000) 2
(000 sq. ft.)     Type of Investment
Michelson,      1986-89/1990        $34,300  390  49.19%
general
 Irvine, CA                                  partnership
interest.3
 Three office buildings

Century Alameda 1989,90/1991        $12,400  473  Fee
interest in building
 Distribution Center,                             and
leasehold interest
 Lynwood, CA                                 in land.
 Industrial building

One Congress Street,4      1990,91/1997      $13,900
office-246      42% general partner-
 Boston, MA                         retail-37     ship
interest.5
 Office building and
  garage
________________________

1.Acquisition date is date of foreclosure or in-substance foreclosure.

2.The lower of estimated fair value of property or net carrying value of loan at acquisition date.

3.Dean  Witter  Realty Yield Plus, L.P. ("Yield  Plus"),  an
  affiliate of the Partnership, owns the remaining 50.81% general partnership interest. The total initial investment in the property was approximately $71 million.

4.Property  is  subject to a mortgage loan.   In  1997,  the
  Partnership  acquired an equity interest in the  property.
  See Note 4 to the financial statements.

5.Yield  Plus  owns  the  remaining 58% general  partnership
  interest.   The  total net carrying value of  the  general
  partnership   interest   at  the  acquisition   date   was
  approximately $33.4 million.

Each property was built with on-site parking facilities.

An  affiliate  of  Realty is the property  manager  for  the
Michelson   and   Century   Alameda   Distribution    Center
properties.

In December 1997, the partnership which owns the Michelson property (which is owned 49.19% by the Partnership) agreed to sell the property; closing is expected to occur in April
1998.

In 1997, the Partnership acquired an equity interest in the One Congress Street property. Approximately 70% of the office space is leased to the Government Services Administration ("GSA"); the remaining office space is vacant. GSA has leased its space through July 31, 2006. The lease does not include any renewal options; however, after July 31, 2002, GSA may terminate the lease on all or a portion of its space. The 1997 rent per annum was approximately $5,495,000 ($31.85 per square foot), and rents will increase periodically, to a maximum of approximately $8,180,000 ($47.42 per square foot) effective August 1, 2005. All of the parking space is leased to Kinney Systems Inc. through December 31, 2003, subject to two successive five year renewal options at market rental rates (but in no event, less than 105% of the rent payable in 2003). The 1997 rent per annum on this lease was approximately $3,976,713, and rents will increase annually to a maximum rent per annum of $4,498,252 in 2003. The retail space, which is not a significant portion of the overall space, remains substantially vacant.

Average occupancy and effective annual rent per square foot at the remaining properties in which the Partnership has an ownership interest were as follows:

                               1997  1996  1995  1994   1993
Century Alameda
    Average    occupancy                 100%           100%
100%                             72%        100%
  Effective annual rent per square foot     $  3.31        $
3.12                           $  3.46      $  2.94        $
3.01

Michelson
    Average    occupancy                  93%            92%
92%                              72%         83%
   Effective   annual   rent  per  square   foot      $17.36
$16.82                              $15.75            $13.75
$16.21

Future lease expiration data are as follows (dollar amounts and square footage in thousands):

                          Century Alameda


         No.  of  Tenant      Square    Annual Base    %  of
Total
  Year  Leases Expiring              Footage Expiring         Rent Expiring1     Base Rent
  1998       -             -              -            -
  1999       -             -              -            -
  2000       -             -              -            -
  2001       -             -              -            -
  2002       -             -              -            -
  2003       1            103           $388           27
  2004       -             -              -            -
  2005       1            309            854           81
  2006       -             -              -            -
  2007       1             61            196          100
______________________

1. Represents annualized base rent amount at the time of lease expiration.

Three tenants occupy the Century Alameda property. Goldenberg Plywood, a manufacturer and distributor of home improvement products, occupies approximately 309,000 square feet (65% of the property) under a lease which expires in 2005, subject to extension at the tenant's option for 5 years at the then-current market rent. Rent per annum is approximately $854,000. Tools Exchange, a tools distributor, occupies approximately 103,000 square feet (22% of the property) under a lease which expires in 2003. The 1997 rent per annum is approximately $347,000, and will increase to $388,000 over the remaining life of the lease. California Feather & Down, a home furnishings distributor, occupies approximately 61,000 square feet (13% of the property) under a lease which expires in 2007. Rent per annum is approximately $196,000.

Leases at the properties generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

The Federal tax basis of the Century Alameda property is approximately $13.5 million. The building is depreciated on the straight-line method over a period of 31.5 years. Real estate taxes in 1997 totaled approximately $91,000 and were assessed at a rate of $1.38 per $100 of assessed valuation.

The property owner's Federal tax basis of the Michelson property is approximately $55.9 million. The building is depreciated on the straight-line method over a period of
31.5 years. The property owner's real estate taxes in 1997 totaled approximately $544,000 and were assessed at a rate of $1.06 per $100 of assessed valuation.

The property owner's Federal tax basis of the One Congress Street property is $76.3 million. The building is depreciated using an accelerated method over a period of 15 years. The property owner's real estate taxes in 1997 totaled approximately $2.8 million and were assessed at a rate of $4.14 per $100 of assessed valuation.

Further information relating to the Partnership's properties is included in Item 7 and Notes 4 and 5 to the financial statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General
Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York. The case was dismissed by stipulation of the parties dated March 6, 1997 and refiled and consolidated with the Consolidated Action (as defined below).

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. ("DWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, DWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the Partnership, other unidentified limited partnerships, DWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action joined the Consolidated Action.

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

As of March 17, 1998, there were 7,733 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

The Managing General Partner was obligated to (a) defer receipt of its share of distributable net cash flow, and (b) contribute additional capital to the Partnership, sufficient to fund any shortfalls between cash flow and a 7.5% annual distribution rate to Limited Partners during the offering period (which ended March 1990) and the twelve quarters thereafter. During the offering period, the Managing General Partner deferred receipt of distributions totalling $3,713,000, but was not required to make any additional capital contributions. Thereafter, the Managing General Partner contributed a total of $4,807,069 with respect to the twelve quarters ended March 31, 1993.

During each of the years ended December 31, 1997 and 1996, the Partnership paid quarterly cash distributions aggregating $12.50 per Unit to Limited Partners. The total distribution in each year was $2,405,056, with $2,164,550 distributed to the Limited Partners and $240,506 distributed to the General Partners.

On January 28, 1998, the Partnership paid the fourth quarter distribution of $3.125 per Unit to the Limited Partners. The cash distribution aggregated $601,264 with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.

The Partnership anticipates making regular distributions to its partners in the future. Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining property interests and proceeds received from property sales.

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

ITEM 6.                                   SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

           DEAN WITTER REALTY YIELD PLUS II, L.P.

  Years ended December 31, 1997, 1996, 1995, 1994 and 1993

                     19971             19962            1995
1994       19932
Total  revenues    $  3,359,076        $  4,073,429        $
4,790,945        $ 4,232,379       $ 5,104,420

Net  income  (loss)         $ 1,741,253      $  1,013,115  $
3,445,931        $ 2,396,809       $(6,602,459)

Net income (loss) per
 Unit of limited
  partnership interest     $      9.05       $       5.27  $
17.91  $     12.46        $    (33.75)

Cash distribution paid
 per Unit of limited
  partnership interest3    $     12.50       $      12.50  $
16.25  $     20.00        $     28.75

Total assets at
     December     31        $42,328,088          $43,004,012
$44,487,504      $44,411,118       $45,659,620
_________________________

1.Total  revenues  and net income include reserves  of  $1.1
  million   of   accrued   but  unpaid   interest   on   the
  participating mortgage loan.

2.Net  income  (loss)  is  net of a $1.5  million  and  $9.8 million loss on impairment in 1996 and 1993, respectively, on the One Congress Street participating mortgage loan. 1996 revenues and net income are also net of reserves of $.5 million of accrued but unpaid interest on the loan.

3.Distributions  paid to Limited Partners represent  returns of  capital,  calculated as the excess of cash distributed
  per   Unit   over  accumulated  earnings  per   Unit   not
  previously distributed.

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

As described in Note 4 to the financial statements, on October 27, 1997, the Partnership and Dean Witter Realty Yield Plus, L.P. ("Yield Plus"), an affiliate, jointly acquired the controlling ownership interest in the owner/borrower on the One Congress Street property, and began accounting for their interests in the property on the equity method. The Partnership and Yield Plus continue to receive 100% of the cash flow and economic benefits from the property.

In December 1997, partnership which owns the Michelson property (in which the Partnership is a 49.19% general partner) has entered into an agreement to sell the property, for $64 million, of which the Partnership's share is approximately $31.5 million. Closing is expected to occur in April 1998. Partnership cash flow from this property was approximately $1,885,000 and $2,297,000 in 1997 and 1996, respectively.

The Managing General Partner has engaged a real estate broker to market for sale the Century Alameda Distribution Center and believes that, barring a change in circumstances, it will market for sale the One Congress Street property in 1998. However, there can be no assurance that these properties will be sold.

Employment growth, especially in the communications, technology and financial services industries, has increased demand for space in many office markets. Such increasing demand and a controlled amount of speculative construction has resulted in falling vacancies and rising rents.
Improved property performance along with an influx of capital from REITs, pension funds and foreign investors are increasing property values. Some office markets, especially suburban markets, are faring better than others and, in certain areas, improved market conditions can support new construction. In 1997, the office vacancy rate in the downtown financial markets and government center of Boston (the location of One Congress Street) decreased to 5% and rental rates in this market increased. In Orange County, CA (the location of the Michelson property), the strong demand for quality office space combined with a lack of new construction increased rental rates significantly in 1997. The industrial property market in the South Bay area of Los Angeles (the location of the Century Alameda Distribution Center) remains strong, and is experiencing increasing rental rates and a limited supply of large vacant blocks of Class A space.

In 1998, the Partnership's liquidity will be primarily affected by sales of the Partnership's properties; when properties are sold, the Partnership will have fewer income-producing investments, Partnership cash from operations will decrease and Partnership distributions will decline. Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining properties and proceeds received from property sales.

The Partnership's liquidity also depends upon the cash flow from operations of its real estate, distributions from its investments in unconsolidated partnerships and expenditures for building improvements, tenant improvements and leasing commissions in connection with the leasing of space. During 1997, all of the Partnership's properties, except for the One Congress Street property, generated positive cash flow from operations, and it is anticipated that they will continue to so in 1998. As described in Note 4 to the financial statements, GCGA did not pay approximately
$1,130,000 of its 1997 minimum debt service to the Partnership while in bankruptcy.

Subsequent to October 27, 1997, GCGA renewed the lease of the Government Services Administration ("GSA"), the sole tenant of the office space at the One Congress Street property. The lease, which is effective August 1, 1997 and covers approximately 70% of the office space at the property, expires on July 31, 2006, subject to GSA's right to terminate the lease, in whole or in part, after July 31, 2002. The rental rates during the first four years of the new lease are less than the rental rates received in the last two years of the expired lease. The new lease requires the Partnership and Yield Plus to fund tenant improvements aggregating between $862,500 and $1,687,500; any amount funded over $862,500 will be repaid monthly by GSA over five years plus interest at 8%. In addition, the Partnership and Yield Plus will be required to fund leasing commissions relating to the new lease of up to $1,125,000. The Partnership's 42% share of the maximum amount of the above-mentioned tenant-related expenditures is approximately $1,181,000 (of which $346,500 would be repaid by GSA, as discussed above); the Partnership did not pay any of these expenditures in 1997.

As of December 31, 1997, the Partnership has commitments to fund approximately $194,000 to DW Michelson Associates for lease-related capital expenditures.

During   1997,  Partnership  cash  flows  from   operations,
interest on the participating mortgage loan and distributions from DW Michelson Associates exceeded distributions to investors. The contributions to the Michelson partnership ($330,000) were funded from cash flow from operations and cash reserves.

In 1998, the Partnership expects that cash flow from operations of its real estate and distributions from the unconsolidated partnerships will exceed distributions to investors (other than distributions of cash reserves and net proceeds from property sales). The Partnership expects to fund contributions to the unconsolidated partnerships from operating cash flows and cash reserves. In 1998, the Partnership expects to distribute a portion of its cash reserves to investors.

On January 28, 1998, the Partnership paid the fourth quarter cash distribution of $3.125 per Unit to the Limited Partners. The cash distribution aggregated $601,264, with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.

Except  as  discussed above and in the financial statements, the  Managing General Partner is not aware of any trends  or
events,  commitments  or  uncertainties  that  may  have   a
material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for  the year  ended  December 31, 1997 compared  to  1996  and  1996
compared   to  1995  are  primarily  attributable   to   the
following:

In 1995, Goldenberg Plywood leased an additional 28% of the space at Century Alameda Distribution Center, which had been vacant from April 1994 until July 1995. Lease terms on all of the space leased by Goldenberg were changed requiring a one-time adjustment to the straight-line rent accrual, which increased rental revenue in 1995. Rental income decreased in 1996 compared to 1995 primarily because of the absence of the above-described adjustment, partially offset by an increase in revenues because of Goldenberg's 65% occupancy of the property during all of 1996.

Equity in earnings of unconsolidated partnerships increased in 1997 because of the inclusion of earnings of approximately $192,000 from GCGA in 1997. Equity in earnings of unconsolidated partnership decreased in 1996 compared to 1995 primarily because the real estate tax refund received by the Michelson partnership in 1995 was greater than that received in 1996.

Interest on the One Congress Street participating mortgage loan decreased in 1997 compared to 1996 because $1,130,000 of reserves of accrued but uncollected interest were recognized from January 1, 1997 to October 27, 1997 (when the Partnership obtained control of the property) compared to $470,000 in 1996. Effective October 27, 1997, the Partnership stopped accruing interest on the participating mortgage loan and began recognizing its share of income from the property using the equity method of accounting.

The decrease in interest income from the participating mortgage loan in 1996 compared to 1995 resulted from reserves of accrued but uncollected interest of $470,000 in 1996.

General and administrative expenses decreased by approximately $120,000 in the fourth quarter of 1997 because, as part of the settlement with GCGA, GCGA reimbursed the Partnership for approximately $83,000 of legal fees the Partnership had previously paid relating to the settlement.

The loss on impairment of the investment in the One Congress
Street  participating mortgage loan was  incurred  in  1996.
See Note 4 to the financial statements.

The were no other indivdually significant factors which caused changes in revenues or expenses.

A summary of the markets where the Partnership's properties are located, and the performance of each property, is as follows:

There  has  been  no  significant new  construction  in  the industrial building market in Lynwood, California, the location of the Century Alameda Distribution Center. The demand for space in industrial properties remained strong in 1997 and the vacancy rate in this market decreased from 9.5% in 1996 to 7% in 1997. Also, in 1997, rental rates increased in this market as a result of a limited supply of large vacant blocks of class A space. During the years ended December 31, 1997 and 1996, the property remained 100% leased to 3 tenants. In 1997, the Partnership renewed its lease with Tools Exchange Inc. (for approximately 22% of the property's space) through 2003 at a higher rental rate than was received under the expired lease. The leases of the other two tenants at the property, Goldenberg Plywood (for approximately 65% of the space) and California Feather and Down (for approximately 13% of the space) expire in 2005 and 2007, respectively.

During 1997, the market vacancy rate for class A office space in Irvine, California, the location of 2600 Michelson Drive, decreased from 16% to below 14%. Rental rates increased in this market in 1997 because of the continued strong demand and a lack of significant new construction. During 1997, average occupancy at the property was 93%, and, at December 31, 1997, occupancy was 94% compared to 93% at the prior year-end. The lease of AVCO Financial (for approximately 22% of the property's space) expires in 2002; however, the tenant has a one-time option to terminate its lease in 1999. The property is leased to 42 other tenants, none of which individually occupy more than 10% of the property's space. Leases covering approximately 27% and 14% of the space expire in 1998 and 1999, respectively. The Partnership has agreed to sell this property; see Note 4 to the financial statements.

During 1997, the downtown Boston office market, the location of One Congress Street, continued to strengthen and rental rates increased. There is no significant new construction in this market. Effective August 1, 1997, GSA renewed its lease (for approximately 70% of the office space) through at least July 31, 2002. The remaining 30% of the office space has been vacant since GSA terminated a portion of its expired lease in August 1996. The lease for 100% of the parking lot space at the property with Kinney Systems, Inc. expires in 2003. In both 1997 and 1996, the retail space, which is not a significant portion of the overall space, remained substantially vacant.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



        DEAN WITTER REALTY YIELD PLUS II, L.P.


                        INDEX


                                                       Page

(a) Financial statements

Independent Auditors' Report                           17
Balance Sheets at December 31, 1997 and 1996           18
Statements of Income for the years ended December 31,
  1997, 1996 and 1995                                  19
Statements of Partners' Capital for the years
  ended December 31, 1997, 1996 and 1995               20
Statements of Cash Flows for the years ended December 31,
   1997,  1996 and 1995                                   21
Notes to Financial Statements                          22-31



(b) Financial statement schedule

Real Estate and Accumulated Depreciation       III     39-40






All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

Independent Auditors' Report



The Partners
Dean Witter Realty Yield Plus II, L.P.


We have audited the accompanying balance sheets of Dean Witter Realty Yield Plus II, L.P. (the "Partnership") as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                 Deloitte & Touche LLP
                              /s/Deloitte & Touche LLP


New York, New York
March 24, 1998

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                         BALANCE SHEETS

                   December 31, 1997 and 1996
                                                 1997      1996
                             ASSETS

Investment  in  unconsolidated  partnerships     $32,650,908
$19,166,087

Building, at cost, net of accumulated depreciation of
  $1,211,289  and  $1,012,772                      6,093,337
6,291,854

Investment in participating mortgage loan, net of
   allowance  of  $11,264,750  in  1996                    -
13,755,767

Cash  and  cash  equivalents                       2,680,667
2,963,298

Deferred  expenses,  net                             292,703
561,626

Other   assets                                       610,473
265,380

                                                 $42,328,088
$43,004,012


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $   193,555    $
205,676

Security   deposits                                   97,919
97,919

                                                     291,474
303,595

Partners' capital:
   General  partners                               3,539,365
3,605,746
  Limited  partners  ($500 per Unit, 173,164  Units  issued)
38,497,249                                    39,094,671

   Total  partners'  capital                      42,036,614
42,700,417

                                                 $42,328,088
$43,004,012







         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                      STATEMENTS OF INCOME

          Years ended December 31, 1997, 1996, and 1995

                                      1997      1996       1995
Revenues:
 Rental                            $1,564,070          $1,475,990
$1,635,640
 Equity in earnings of unconsolidated
  partnerships                      1,125,625             946,761
1,064,862
  Interest  on  participating mortgage  loan         503,707
1,520,481                           1,988,000
 Interest on short-term investments and other             165,674
130,197                               102,443

                                    3,359,076           4,073,429
4,790,945

Expenses:
 Property operating                   922,107             817,877
662,219
 Depreciation and amortization        392,618             402,256
377,320
 General and administrative           303,098             363,181
305,475
 Loss on impairment of participating mortgage
    loan                                    -      1,477,000
-

                                    1,617,823           3,060,314
1,345,014

Net income                         $1,741,253          $1,013,115
$3,445,931

Net income allocated to:
 Limited partners                  $1,567,128          $  911,804
$3,101,338
 General partners                     174,125             101,311
344,593
                                   $1,741,253          $1,013,115
$3,445,931

Net income per Unit of limited partnership
 interest                          $     9.05          $     5.27
$    17.91










         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                 STATEMENTS OF PARTNERS' CAPITAL

          Years ended December 31, 1997, 1996 and 1995

                                   Limited   General
                                   Partners  Partners      Total
Partners'  capital  at January 1,  1995          $40,059,994
$3,713,005                         $43,772,999

Net income                           3,101,338            344,593
3,445,931

Cash        distributions                        (2,813,915)
(312,657)                           (3,126,572)


Partners'  capital  at December 31,  1995         40,347,417
3,744,941                           44,092,358

Net income                             911,804            101,311
1,013,115

Cash        distributions                        (2,164,550)
(240,506)                           (2,405,056)


Partners'  capital  at December 31,  1996         39,094,671
3,605,746                           42,700,417

Net income                           1,567,128            174,125
1,741,253

Cash        distributions                        (2,164,550)
(240,506)                           (2,405,056)


Partners'  capital  at December 31,  1997        $38,497,249
$3,539,365                         $42,036,614















         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                    STATEMENTS OF CASH FLOWS

          Years ended December 31, 1997, 1996, and 1995
                                         1997     1996       1995
Cash flows from operating activities:
  Net income                          $ 1,741,253          $
1,013,115                            $ 3,445,931
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Equity   in  earnings  of  unconsolidated  partnerships
(1,125,625)                                        (946,761)
(1,064,862)
      Depreciation    and    amortization            392,618
402,256                                  377,320
   Loss on impairment of participating mortgage loan           -
1,477,000                                  -
   (Increase) decrease in operating assets:
         Other     assets                          (345,093)
145,217                                 (334,773)
       Deferred  expenses                      -           -
(210,272)
   Decrease in operating liabilities:
      Accounts payable and other liabilities        (12,121)
(91,551)                                (240,224)
       Security  deposits                       -          -
(2,749)

         Net   cash   provided   by   operating   activities
651,032                                            1,999,276
1,970,371

Cash flows from investing activities:
     Distributions    from    unconsolidated    partnerships
1,884,766                                          2,297,113
1,821,753
  Contributions to unconsolidated partnerships     (413,373)
(949,484)                               (489,992)
  Additions  to  building  and  improvements               -
(212,002)                                  -

         Net   cash   provided   by   investing   activities
1,471,393                                          1,135,627
1,331,761

Cash flows from financing activities:
     Cash     distributions                      (2,405,056)
(2,405,056)                           (3,126,572)

(Decrease)   increase   in   cash   and   cash   equivalents
(282,631)                                            729,847
175,560

Cash  and  cash equivalents at beginning of year   2,963,298
2,233,451                              2,057,891

Cash and cash equivalents at end of year       $ 2,680,667  $
2,963,298                            $ 2,233,451


Supplemental disclosure of non-cash investing activities:
 Reclassification of investment in participating mortgage
  loan to investment in unconsolidated partnership:
    Investment in participating mortgage loan, net         $
13,755,767                           $     -   $      -
   Deferred expenses, net                  74,822              -
-

   Addition to investment in unconsolidated
     partnership                     $ 13,830,589      $     -
$     -





         See accompanying notes to financial statements.

           DEAN WITTER REALTY YIELD PLUS II, L.P.

                Notes to Financial Statements

1. The Partnership

Dean Witter Realty Yield Plus II, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1988 to invest in participating mortgage loans collateralized by income-producing commercial and industrial properties. The Managing General Partner of the Partnership is Dean Witter Realty Yield Plus II Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").

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

The Partnership's 49.19% general partnership interest in DW Michelson Associates ("DW Michelson") and, effective October 27, 1997, the Partnership's 42% general partnership interest in GCGA Limited Partnership ("GCGA"), the owner/borrower of the One Congress Street property, are accounted for on the equity method. See Note 4.

Real estate and the investments in unconsolidated partnerships, all of which were acquired in settlement of loans, were recorded at the lower of the carrying value of the original participating mortgage loan or estimated fair value of the real estate investment at the date of foreclosure or in-substance foreclosure. Costs of improvements to real estate are capitalized and repairs are expensed. Depreciation is recorded on the straight-line method.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets, including the real estate and related assets owned by the unconsolidated partnerships. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

The Partnership also periodically evaluated the collectibility of both interest and principal of its investment in the participating mortgage loan to determine whether it was impaired. The mortgage loan was considered to be impaired when, based on then-current information and events, it was probable that the Partnership would be unable to collect all amounts due according to the existing contractual terms of the loan. When the mortgage loan was considered to be impaired, the Partnership established a valuation allowance which was equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or, for practical purposes, at the estimated fair value of the real estate collateralizing the loan.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1997. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

Deferred expenses consist of leasing commissions and, prior to October 27, 1997, origination fees in connection with the participating mortgage loan. Leasing commissions are amortized over the applicable lease terms. Origination fees were amortized over the loan term, which approximated the effective yield method.

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

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
(a)  depreciation  is calculated using accelerated  methods,
(b) rental income is recognized based on the payment terms in the applicable leases, and (c) write-downs for impairments of real estate and the participating mortgage loan are not deductible. For tax purposes, the Partnership continues to recognize taxable interest income on its loans secured by the Michelson and One Congress Street properties. The Partnership recognizes its share of the unconsolidated partnerships' taxable income (which is net of interest expense on the participating mortgage loans which are still outstanding). In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $42.3 million higher than the amounts reported for financial statement purposes at December 31, 1997.

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. These two standards are effective for the Partnership's 1998 financial statements, but the Partnership does not believe that they will have any effect on the Partnership's computation or presentation of net income or other disclosures.

The implementation in 1997 of FASB Statement No. 128, "Earnings per Share" and Statement No. 129, "Disclosure of Information about Capital Structure" effective for the Partnership's 1997 year-end financial statements did not have any impact on the Partnership's financial statements.

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

Distributions paid to Limited Partners for the years ended December 31, 1997, 1996 and 1995 represent returns of capital, calculated as the excess of cash distributed over accumulated earnings not previously distributed.
4.   Investments   in   Participating  Mortgage   Loan   and
Unconsolidated      Partnerships

One Congress Street, Boston, Massachusetts

The Partnership and Dean Witter Realty Yield Plus, L.P. ("Yield Plus"; and collectively, with the Partnership, the "Lender"), an affiliate, made a $59.2 million participating second mortgage loan on the One Congress Street building (the "Loan") to GCGA. The loan is due in 2001. Base interest was originally payable at 8% and the first $250,000 of net revenues in any calendar year from the property was payable as additional interest. The Lender also owned a 58% interest in adjusted net revenue and capital proceeds generated by the property. The property is subject to a first mortgage loan.

In 1991, one of the general partners of the general partner of GCGA filed a voluntary petition under Chapter 11 of the Bankruptcy Code. In 1996, as part of a reorganization, control over this general partner's interest in the property was transferred to a trustee in bankruptcy.

In October 1996, GCGA defaulted on the Loan by failing to timely pay its debt service. Thereafter, the Lender accelerated the Loan and attempted to take possession of the property. On October 15, 1996, GCGA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. During the bankruptcy period, GCGA remained current on its debt service payments to its first mortgage lender and the property's real estate taxes were paid.

On October 27, 1997, the Lender entered into a settlement agreement with GCGA (the "Agreement"). As part of the
Agreement, a new corporation which is jointly owned by the Partnership (42%) and Yield Plus (58%) became the sole general partner of GCGA (the "New General Partner") (with an aggregate 19.81% ownership interest in the property). The Partnership and Yield Plus have agreed to make all decisions concerning the property jointly. The Lender has retained an affiliate of GCGA's original general partner as property manager.

The Agreement also provides the following:

(a) as a result of their interests in the New General Partner, the Partnership and Yield Plus are required to make additional loans to fund future tenant improvements and leasing commissions at the property (the "New Loans") in proportion to their ownership of the New General Partner. Any New Loans will bear interest at 12%, payable monthly from available cash flow generated by the property after payment of debt service on the first mortgage loan and certain operating escrows;

(b) the interest rate on the principal of the Loan and past due interest thereon (aggregating approximately $12.3 million) has been increased to 10%, payable monthly from available cash flow generated by the property after payment of debt service on the New Loans;

(c) any future unpaid debt service will accrue interest at 10%; and

(d) the Partnership's and Yield Plus' interest in adjusted net revenue and capital proceeds generated by the property was increased to 80%.

The Agreement has effectively changed the Lender from a participating lender to GCGA into the general partner in a partnership which owns the One Congress Street property. The Partnership, through the New General Partner, owns an 8.3% partnership interest in GCGA and, accordingly, at October 27, 1997, the Partnership recorded its investment at an amount equal to the net carrying value of its investment in the participating mortgage loan and related assets (which carrying value was less than the estimated fair value of the property at that date). The Partnership began, effective October 27, 1997, to account for its investment on the equity method (and stopped recognizing interest income from its participating mortgage loan). Because the Partnership and Yield Plus control GCGA and are entitled to receive substantially all the cash flow and other economic benefits from the property, the Partnership recognizes its share of the operations of GCGA.

The Partnership believed that during the period of the bankruptcy it would be unable to collect its interest on the Loan in full and that the bankruptcy could adversely impact future leasing at the property. Accordingly, in 1996, the Partnership determined that the Loan was impaired and recorded an additional valuation allowance of $1,477,000 to reduce the carrying value of the Loan to its estimated fair value. The Partnership had previously recognized an impairment allowance of $9.8 million in 1993.

In 1997 (prior to the Agreement) and 1996, the Partnership reserved accrued but unpaid interest on the Loan of $1,130,000 and $470,000, respectively. At October 27, 1997, the Partnership's total reserves against accrued but unpaid interest approximated $1,600,000.

Summarized financial information of GCGA is as follows:

                                                December 31,
                                            1997      1996
                           ASSETS

Land  and  building, net                  $  59,921,306    $
61,695,354
Other
8,333,385                                  6,836,432

Total  assets                             $  68,254,691    $
68,531,786

        LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY

First mortgage loan                     $ 37,750,000   $
37,750,000
Second mortgage loan and accrued interest
72,148,266                                65,292,000
Other liabilities                          3,036,017
3,208,965
Partners' capital deficiency             (44,679,592)
(37,719,179)

Total liabilities and partners' capital deficiency     $
68,254,691                              $ 68,531,786

                   STATEMENT OF OPERATIONS

                                       Years ended December
31,
                                  1997      1996      1995

Revenues:
 Rental                       $ 11,498,722        $
13,380,683                    $ 13,302,513
 Other                             238,937
63,455                             102,906

                                11,737,659
13,444,138                      13,405,419

Expenses:
 Interest on second mortgage loan          8,036,377
9,357,983                        4,734,619
 Other interest                  3,768,876
3,816,304                        3,824,393
 Property operating              5,075,676
4,874,545                        4,994,295
 Depreciation and amortization             1,940,143
2,226,861                        2,232,693

                                18,821,072
20,275,693                      15,786,000

Net loss                      $ (7,083,413)       $
(6,831,555)                   $ (2,380,581)

GCGA's  second  mortgage loan consists  of  the  Loan.   The
accounting policies of GCGA are consistent with those of the Partnership.

Michelson, Irvine, California

The property, which consists of three office buildings, is owned by a subsidiary partnership of DW Michelson, a general partnership owned 49.19% by the Partnership and 50.81% by Yield Plus.
An affiliate of the developer of the property is obligated to DW Michelson on two promissory notes which originated in 1991 totaling approximately $1.1 million. The notes are due December 31, 1999, bear interest at 8.5% per annum and require monthly payments of approximately $15,000. Because of the uncertainty of their realization, the principal amounts of these notes were not recognized in the financial statements. Payment of the promissory notes are included in other income when received.

In December 1997, DW Michelson entered into an agreement with an affiliate of the property's developer to sell the property and the two promissory notes, for approximately $64 million, the Partnership's share of which is approximately $31.5 million. Subsequently, the developer assigned its right to purchase the property to an unaffiliated party. Closing is expected to occur in April 1998. At December 31, 1997, the Partnership's carrying value of this investment was approximately $18.5 million.

The  Partnership's share of net income and  cash  flow  from operations  from this property for the year  ended  December
31,   1997   were  approximately  $934,000  and  $1,885,000,
respectively.

An affiliate of Realty manages the property.

Summarized financial information of DW Michelson is as follows:

                                              December 31,
                                           1997      1996
                           ASSETS

Real  estate  held for sale                $36,917,242     $
-
Land     and    building,    net                           -
38,390,110
Other
1,662,502                                 1,500,829

Total      assets                                $38,579,744
$39,890,939

              LIABILITIES AND PARTNERS' CAPITAL

Liabilities                              $    350,749      $
398,490
Partners'      capital                            38,228,995
39,492,449

Total   liabilities   and  partners'   capital   $38,579,744
$39,890,939

                      INCOME STATEMENT
                                       Years  ended December
31,
                                 1997      1996      1995
Revenues:
 Rental                       $6,814,131          $6,600,303
$6,181,349
 Other                           110,244              41,640
289,477

                               6,924,375           6,641,943
6,470,826

Expenses:
 Property operating            2,917,322           2,506,666
2,154,797
    Depreciation   and   amortization              2,108,642
2,210,576                      2,151,236

                               5,025,964           4,717,242
4,306,033

Net income                    $1,898,411          $1,924,701
$2,164,793

The accounting policies of DW Michelson are consistent with those of the Partnership.
5. Building

Century Alameda Distribution Center, Lynwood, CA

The building was acquired by deed-in-lieu of foreclosure in 1992. The land underlying the building is leased from an unaffiliated party. The current ground rent is approximately $547,000 a year, subject to graduated increases until expiration of the lease in 2043. An affiliate of Realty manages the property.
6. Leases
Minimum future rental income under noncancellable operating leases of the Century Alameda property as of December 31, 1997 is as follows:

         Year ending December 31,
               1998       $ 1,397,431
               1999         1,417,882
               2000         1,417,882
               2001         1,438,333
               2002         1,438,333
               Thereafter   3,075,982
                          $10,185,843

The Partnership has determined that all leases relating to its properties are operating leases. Lease terms range from five to eleven years, and generally provide for fixed
minimum   rents   with  rental  escalation  and/or   expense
reimbursement clauses.

7.  Related Party Transactions

An affiliate of Realty provides property management services for the Michelson and the Century Alameda Distribution Center properties. For the years ended December 31, 1997, 1996 and 1995, the affiliate received property management fees of $126,267, $129,896 and $106,543, respectively.
These amounts are included in property operating expenses.

Realty performs administrative functions and processes certain investor tax information for the Partnership. For each of the three years in the period ended December 31, 1997, the Partnership incurred approximately $212,000, for these services. These amounts are included in general and administrative expenses.

As of December 31, 1997, the affiliates were owed a total of approximately $28,000 for these services.

8.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend against these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

9.  Subsequent Event

On January 28, 1998, the Partnership paid a cash distribution of $3.125 per Unit to Limited Partners. The cash distribution aggregated $601,264 with $541,138 distributed to the Limited Partners and $60,126 distributed to the General Partners.

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

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 54, has been a Managing Director of Morgan Stanley and co-head of Morgan Stanley Realty Incorporated since 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

E.  Davisson  Hardman,  Jr., age 48,  has  been  a  Managing
Director of Morgan Stanley Asia, Ltd. since 1997, and  is  a
Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Lawrence Volpe, age 50, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and
Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 46, is a Director and the Secretary of Dean Witter Realty Inc. He is an Assistant Secretary of MWD and a Senior Vice President and Associate General Counsel of
Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.
ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions of $240,506, $240,506 and $312,652 during the years ended December 31, 1997, 1996 and 1995, respectively.

The  General Partners and their affiliates were paid certain
fees  and  reimbursed  for  certain  expenses.   Information
concerning such fees and reimbursements is contained in Note
7 to the Financial Statements in Item 8 above.

The  directors  and  officers of the Partnership's  Managing
General   Partner   received  no   renumeration   from   the
Partnership.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
AND
          MANAGEMENT

   (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

   (b)  The directors and executive officers of the Managing
General Partner own the following Units as of March 17, 1998:

                                             Amount and
                                             Nature of
Title of ClassName of Beneficial Owner  Beneficial Ownership

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

All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty Inc., a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. The general partner of the Associate General Partner is the Managing General Partner. The limited partner of the Associate General Partner is LSYP 88, L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of the Managing General Partner are partners of LSYP 88, L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

The One Congress Street property was developed by a partnership between a Maryland-based developer and an entity comprised of former Realty executives, some of whom were formerly executive officers of the Managing General Partner. This entity withdrew as a partner of the borrower in September 1993, so the borrower partnership was controlled solely by the Maryland-based developer until control of the borrower was transferred to the Partnership and Yield Plus in 1997.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 7 to the Financial Statements in Item 8 above. The
Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.
                       PART IV.

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

                      (10)(b)    First  Mortgage  Promissory
          Note, dated April 26, 1989, between the Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus II, L.P.(Holder) was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

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

          (10)(k)Supplement and Amendment to Construction Loan Agreement dated October 27, 1997 between Government Center Garage Realty Trust (Borrower) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Lenders) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

          (10)(l)Third Amendment to Notes dated October 27, 1997 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Holder) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

           (27)          Financial Data Schedule

 (d)      1.     Financial   statements  of   GCGA   Limited
          Partnership, owner of an office building/parking garage complex located in Boston, Massachusetts.

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

/s/Ronald T. Carman                     Date: March 27, 1998
Ronald T. Carman
Director

                          SCHEDULE III

             DEAN WITTER REALTY YIELD PLUS II, L.P.

            Real Estate and Accumulated Depreciation

                        December 31, 1997

                 Initial Cost to Partnership (A)
                                                          Costs

Capitalized
                                         Building        and
Susbsquent to
Description              Land    Improvements             Total
Acquisition
Lynwood, CA          $     -     $ 9,321,476 $ 9,321,476    $
212,002

                                           Carried at End of
Period (B)

                          Loss
                     on Impairment                      Buildings
and
Description             of   Real   Estate              Land
Improvements            Total

Lynwood, CA          $(2,228,852)           $     -        $
7,304,626            $ 7,304,626

                                                         Life on
                                                       which
Deprecia-
                                                         tion in
                                                      Latest
Income
                     Accumulated             Date of      Date
Statement
Description            Depreciation(C)          Construction
Acquired             is Computed

Lynwood, CA          $1,211,289    1989    October 1991     40
years

Notes:

(A)                 The property is not encumbered by long term
   debt.   The basis in the property for financial reporting
   purposes is net of loss on foreclosure of real estate. The loss on foreclosure does not reduce the basis for federal income tax purposes.

(B)                 Reconciliation of real estate owned:

                                     1997      1996      1995
   Balance at beginning of period $7,304,626          $7,092,624
   $7,092,624

   Additions during period:
     Improvements                       -                 212,002
-
   Balance at end of period        $7,304,626          $7,304,626
$7,092,624
                    SCHEDULE III (continued)

             DEAN WITTER REALTY YIELD PLUS II, L.P.

            Real Estate and Accumulated Depreciation

                        December 31, 1997


 (C) Reconciliation of accumulated depreciation:

   Balance at beginning of period  $1,012,772          $  824,572
$  647,256
     Depreciation expense             198,517             188,200
177,316

   Balance end of period           $1,211,289          $1,012,772
$  824,572

           DEAN WITTER REALTY YIELD PLUS II, L.P.

                Year ended December 31, 1997

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





                             E-1
    (10)(c) Construction Loan Agreement, dated April 26, 1989, between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender was filed as Exhibit to Amendment No. 2 to Current Report on Form 8-K on April 26, 1989 and is incorporated herein by reference.

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

    (10)(h) First Amendment to Amended and Restated Construction Loan/Office Loan Promissory Note dated June 22, 1990 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus II, L.P. (Holder). Filed as
            Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.
                             E-2
    (10)(i) Supplemental Loan Agreement dated September 20, 1993 between Government Center Garage Realty Trust, as Borrower and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., as Lender. Filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

    (10)(j) Second Amendment to Notes dated September 20, 1993 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P., (Holders). Filed as Exhibit 10(j) Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

            (10)(k)Supplement and Amendment to Construction Loan Agreement dated October 27, 1997 between Government Center Garage Realty Trust (Borrower) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Lenders) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

            (10)(l)Third Amendment to Notes dated October 27, 1997 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Holder) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

 (27)       Financial Data Schedule

                               (99)(a)             Financial
            Statements of GCGA Limited Partnership, owner of an office building/parking garage complex located in Boston, Massachusettes.

     (99)(b)                 Financial  Statements   of   DW
            Michelson Associates, owner of the Michelson office buildings located in Irvine, California.






                             E-3