Form 10-Q
period 1998-03-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 1998-05-15
CIK 830340

5



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended March 31, 1998

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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                         BALANCE SHEETS

                                              March 31,
December 31,
                                                1998       1997
                             ASSETS

Investment in unconsolidated partnerships    $32,740,700
$32,650,908

Building and improvements, net of accumulated
 depreciation of $1,260,918 and $1,211,289     6,043,708
6,093,337

Cash and cash equivalents                      3,174,053
2,680,667

Deferred expenses, net                           278,007
292,703

Other assets                                     276,675
610,473

                                             $42,513,143
$42,328,088


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $   223,649    $
193,555

Security deposits                                 97,919
97,919

                                                 321,568
291,474

Partners' capital:
 General partners                              3,554,862
3,539,365
 Limited partners ($500 per Unit, 173,164 Units issued)
38,636,713                                    38,497,249

Total partners' capital                       42,191,575
42,036,614

                                             $42,513,143
$42,328,088




         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                      STATEMENTS OF INCOME

           Three months ended March 31, 1998 and 1997
                                                1998       1997
Revenues:
 Rental                                      $  478,330     $
359,123
 Equity in earnings of unconsolidated partnerships        565,867
224,461
 Interest on short-term investments and other              48,270
39,986
 Interest on participating mortgage loan          -        21,860

                                              1,092,467
645,430

Expenses:
 Property operating                             198,427
211,422
 Depreciation and amortization                   64,325
103,507
 General and administrative                      73,490
77,555

                                                336,242
392,484

Net income                                   $  756,225     $
252,946

Net income allocated to:
 Limited partners                            $  680,602     $
227,651
 General partners                                75,623
25,295

                                             $  756,225     $
252,946

Net income per Unit of limited partnership interest    $     3.93
$     1.31















         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

                Three months ended March 31, 1998


                                   Limited   General
                                   Partners  Partners     Total
Partners' capital at January 1, 1998         $38,497,249
$3,539,365                         $42,036,614

Net income                             680,602             75,623
756,225

Cash distributions                    (541,138)
(60,126)                              (601,264)

Partners' capital at March 31, 1998          $38,636,713
$3,554,862                         $42,191,575






























         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                    STATEMENTS OF CASH FLOWS

           Three months ended March 31, 1998 and 1997
                                                1998       1997
Cash flows from operating activities:
 Net income                                  $  756,225     $
252,946
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in earnings of unconsolidated partnerships
(565,867)                                      (224,461)
   Depreciation and amortization                 64,325
103,507
   Decrease in other assets                     333,798
22,159
   Increase in accounts payable and other liabilities      30,094
31,512

     Net cash provided by operating activities            618,575
185,663

Cash flows from investing activities:
 Distributions from unconsolidated partnerships           630,000
540,350
 Contributions to unconsolidated partnerships
(153,925)                                      (132,172)

     Net cash provided by investing activities            476,075
408,178

Net cash flows used in financing activities:
 Cash distributions                            (601,264)
(601,264)

Increase (decrease) in cash and cash equivalents          493,386
(7,423)

Cash and cash equivalents at beginning of period        2,680,667
2,963,298

Cash and cash equivalents at end of period   $3,174,053
$2,955,875














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

The  Partnership  accounts for  its  investment  in  DW
Michelson Associates ("DMA") and, effective October 27,
1997, GCGA Limited Partnership ("GCGA") under the equity method.

Net income per Unit amounts were calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for reserves of uncollected interest relating to the participating mortgage loan in 1997, such adjustments consist only of normal recurring accruals.

The  Partnership adopted Financial Accounting Standards
Board   Statement  No.  130,  "Reporting  Comprehensive
Income"  and  Statement  No.  131,  "Disclosures  about
Segments  of  an  Enterprise and  Related  Information"
during  the first quarter of 1998.  Adoption  of  these
standards   had   no   impact  on   the   Partnership's
computation or presentation of net income per Unit of Limited Partnership interest or other disclosures.

These   financial   statements  should   be   read   in
conjunction  with the annual financial  statements  and
notes  thereto  included  in the  Partnership's  annual
report   on   Form  10-K  filed  with  the   Securities

        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

and Exchange Commission for the year ended December 31, 1997. Operating results of interim periods may not be indicative of the operating results for the entire year.

2. Investments in Unconsolidated Partnerships

Pursuant to a Purchase and Sale Agreement dated  as  of
December 26, 1997, DMA agreed to sell to SC Enterprises
("SCE")  DMA's  90%  general  partnership  interest  in
Michelson  Company Limited Partnership (the "Company"),
owner  of  the  Michelson property, and two  promissory
notes  (totaling approximately $1.2 million)  due  from
SCE  for  a  negotiated aggregate  sale  price  of  $64
million.   SCE,  an affiliate of the developer  of  the
property,  owns  the remaining 10% limited  partnership
interest  in  the Company.  SCE assigned its  right  to
purchase  the  interest  in  the  Company  to   Spieker
Properties, L.P., which is not affiliated with the Partnership, its affiliated partnerships or SCE.

The sale price was received in cash at closing on April
3,  1998.  The Partnership's 49.19% share  of  proceeds
from the sale, net of closing costs, were approximately
$31.4  million; such proceeds were distributed 100%  to
the  Limited Partners ($181.09 per Unit) on  April  28,
1998.   At March 31, 1998, the Partnership's investment
in DMA approximated $19.2 million.

Summarized financial information of DMA is as follows:

                                        Quarter   ended
March 31,
                                      1998       1997

Revenues                                     $1,789,796
$1,614,111

Expenses                                        711,138
1,157,797

Net  income                          $1,078,658       $
456,314


        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

In  1998,  DMA  accounted for  its  investment  in  the
property  as  real estate held for sale.   Accordingly,
DMA did not record depreciation expense on the property and related improvements in 1998 (such expense was approximately $470,000 in 1997).

Summarized financial information of GCGA is as follows:

                                        Quarter   ended
March 31,
                                      1998       1997

Revenue                                               $
2,495,901                          $ 2,888,298

Expenses:
   Interest   on  second  mortgage  loan      1,787,625
2,028,900
    Other    interest                           948,903
886,181
    Property    operating                     1,192,435
1,133,613
    Depreciation   and   amortization           459,082
485,036

                                              4,388,045
4,533,730

Net     loss                               $(1,892,144)
$(1,645,432)

GCGA's   second  mortgage  loan  is  the  participating
mortgage  loan  from  the Partnership  (42%)  and  Dean
Witter  Realty  Yield Plus L.P., an  affiliated  public
partnership  (58%).   Prior to October  27,  1997,  the
Partnership recognized interest income on this loan and
reserved  any  interest not paid by  GCGA  (during  the
first  quarter  of 1997, GCGA paid to  the  Partnership
$21,860  of  $495,640 total interest  due).   Effective
October 27, 1997, the Partnership recognizes its share of GCGA's earnings exclusive of GCGA's interest expense on the second mortgage loan.

3. Related Party Transactions

An  affiliate  of  Realty provided property  management
services for two of the Partnership's properties during
1998   and   1997.   The  affiliate  received  property
management fees of $22,825 and $30,866 for the three months ended March 31, 1998 and 1997, respectively,

        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

for these services. These amounts are included in property operating expenses.

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. During each of the three-month periods ended March 31, 1998 and 1997, the Partnership incurred approximately $53,000 for these services. These amounts are included in general and administrative expenses.

As  of  March  31, 1998, Realty and its affiliate  were
owed   a  total  of  approximately  $23,000  for  these
services.

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

5. Subsequent Event

On   April  27,  1998,  the  Partnership  paid  a  cash
distribution  of  $3.125 per Unit to Limited  Partners.
The cash distribution aggregated $601,264 with $541,138
distributed   to  the  Limited  Partners  and   $60,126
distributed to the General Partners.

On  May  8, 1998, the Partnership distributed a portion
of  its  cash reserves ($5.19 per Unit) to the  Limited
Partners.   The total distribution aggregated  $998,579
with $898,721 distributed to the Limited Partners and $99,858 distributed to the General Partners.
        DEAN WITTER REALTY YIELD PLUS II, L.P.

ITEM  2.                   MANAGEMENT'S DISCUSSION  AND
ANALYSIS   OF   FINANCIAL               CONDITION   AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership completed a $86,582,000 public offering
in   1990.  The  Partnership  has  no  plans  to  raise
additional capital.

The Partnership committed the gross proceeds raised  in
the  offering  to  three  investments.   No  additional
investments are planned.

The  partnership which owns the Michelson property  (in
which the Partnership is a 49.19% general partner) sold
the  property  on  April 3, 1998 (see  Note  2  to  the
financial  statements).  During the three months  ended
March  31, 1998, the property generated cash flow  from
operations   of   approximately  $1,142,000;   however,
because  of  the  pending sale  of  the  property,  the
partnership  did not distribute any cash flow  to   the
Partnership.   On  April  28,  1998,  the   Partnership
distributed approximately $31.4 million ($181.09 per Unit), its share of the net proceeds from the sale, 100% to Limited Partners.

The  Managing General Partner is marketing for sale the
Century Alameda Distribution Center and the partnership
which owns the One Congress Street property (in which a
subsidiary  of  the Partnership is a  general  partner)
plans  to market this property for sale later in  1998.
However,   there  can  be  no  assurance   that   these
properties will be sold.

Employment  growth,  especially in the  communications,
technology  and  financial  services  industries,   has
increased  demand  for  space in many  office  markets.
Such  increasing  demand  and a  controlled  amount  of
speculative  construction  has  resulted   in   falling
vacancies   and   rising  rents.    Improved   property
performance along with an influx of capital from REITs,
pension  funds  and  foreign investors  are  increasing
property   values.  Some  office  markets,   especially
suburban markets, are faring better than others and, in
certain  areas, improved market conditions can  support
new  construction.  Currently, the office vacancy  rate
in                     the                     downtown

        DEAN WITTER REALTY YIELD PLUS II, L.P.

financial  market and government center of Boston  (the
location  of One Congress Street) is less than  7%  and
rental rates in this market are still increasing but at
a  slower pace.  In Orange County, CA (the location  of
the  Michelson property), the strong demand for quality
office  space  combined with a lack of new construction
have decreased vacancy and increased rental rates.  The
industrial property market in the South Bay area of Los
Angeles   (the   location  of   the   Century   Alameda
Distribution Center) currently has a vacancy rate of approximately 7% and is experiencing increasing rental rates.

During   the   remainder  of  1998,  the  Partnership's
liquidity  will be primarily affected by sales  of  the
Partnership's properties; when properties are sold, the
Partnership    will    have   fewer    income-producing
investments,  Partnership  cash  from  operations  will
decrease  and  Partnership distributions will  decline.
The Partnership will also require less cash reserves to
fund  capital  expenditures  and  leasing  commissions.
Future cash distribution levels will fluctuate based on
cash  flow  generated  by  the Partnership's  remaining
property    interests,   requirements    for    capital
expenditures  and  leasing  commissions  as   discussed
below, and proceeds received from property sales.

During  the  quarter ended March 31, 1998, all  of  the
Partnership's properties generated positive  cash  flow
from  operations,  and  it  is  anticipated  that   the
remaining properties will continue to do so during the period the Partnership continues to own its property interests in 1998.

During  the  first  quarter of 1998,  Partnership  cash
flows  from  operations  and  distributions  from   the
partnership which owns the One Congress Street building
("GCGA") ($630,000) exceeded distributions to investors
and   contributions   to   the  Michelson   partnership
($153,925).

The  current  lease  between GCGA  and  the  Government
Services Administration ("GSA"), the sole tenant of the
office  space  at  the  One Congress  Street  property,
requires        GCGA       to        fund        tenant

        DEAN WITTER REALTY YIELD PLUS II, L.P.

improvements   aggregating   between   $1,110,000   and
$1,935,000; any amount funded over $1,110,000 will be repaid monthly by GSA over five years plus interest at 8%. In addition, GCGA is required to fund leasing commissions of up to $1,475,000. The maximum amount of the Partnership's share of the above-mentioned tenant-related expenditures (42%) is approximately $1,432,000
(of which $346,500 would be repaid by GSA, as discussed above); the Partnership has not paid any of these expenditures through March 31, 1998.

In  1998,  the  Partnership expects  to  use  its  cash
reserves   to  fund  its  share  of  the  lease-related
expenditures  at the One Congress Street property,  and
distribute  any excess cash reserves to investors.   On
May 8, 1998, the Partnership distributed $5.19 per Unit
from  cash reserves to the Limited Partners.  This cash
distribution   aggregated   $998,579,   with   $898,721
distributed   to  the  Limited  Partners  and   $99,858
distributed to the General Partners.

On  April  27,  1998, the Partnership  paid  the  first
quarter  cash distribution of $3.125 per  Unit  to  the
Limited  Partners.   The  cash distribution  aggregated
$601,264,  with  $541,138 distributed  to  the  Limited
Partners   and  $60,126  distributed  to  the   General
Partners.

Except   as   discussed  above  and  in  the  financial
statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three months ended March 31, 1998 compared to 1997 are primarily attributable to the following:

Since   the   partnership  which  owned  the  Michelson
property classified the property as real estate held for sale on December 31, 1997, no depreciation expense was recorded at the property in 1998. As a result, the Partnership's equity in earnings of joint ventures increased by approximately $230,000 in 1998.

        DEAN WITTER REALTY YIELD PLUS II, L.P.

In   1998,  there  was  no  interest  recorded  on  the
Partnership's  participating  mortgage  loan  to   GCGA
because, effective October 27, 1997, the Partnership began recognizing its share of income from the property using the equity method of accounting ($38,000 in 1998).

There were no other individually significant factors which caused changes in revenues or expenses.

A summary of the markets where the Partnership's remaining properties are located, and the performance of each property, is as follows:

There has been no significant new construction in the industrial building market in Lynwood, California, the location of the Century Alameda Distribution Center.
The demand for space in industrial properties in this market remained strong, and, currently, the vacancy rate is approximately 7%. Also, rental rates have increased in this market as a result of a limited supply of Class A space. During the first quarter
1998,  the property remained 100% leased to 3  tenants.
No lease expires until 2003.

Currently,  the  vacancy rate in  the  downtown  Boston
office market, the location of One Congress Street,  is
less than 7% and rental rates are still increasing  but
at   a  slower  pace.   There  is  no  significant  new
construction in this market.  The lease with  GSA  (for
approximately 70% of the office space) is scheduled  to
expire  no  earlier than July 31, 2002.  The  remaining
30% of the office space remained vacant.  The lease for
100%  of  the  parking lot space at the  property  with
Kinney  Systems, Inc. expires in 2003.   In  1998,  the
retail space, which is not a significant portion of the overall space, remained substantially vacant.

          DEAN WITTER REALTY YIELD PLUS, L.P.

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

       b)  Reports on Form 8-K.
           None.


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

                              DEAN WITTER REALTY YIELD
PLUS                               II, L.P.

                         By:   Dean Witter Realty Yield
Plus                               II Inc.
                              Managing General Partner


Date:   May  15,  1998       By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:  May 15, 1998      By:       /s/Lawrence Volpe
                              Lawrence Volpe
                              Controller
                               (Principal Financial and
Accounting Officer)

        DEAN WITTER REALTY YIELD PLUS II, L.P.


             Quarter Ended March 31, 1998

                    Exhibit Index



Exhibit No.                      Description

    27                      Financial Data Schedule


























                           E1