Form 10-Q
period 1998-06-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 1998-08-13
CIK 830340

5



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended June 30, 1998

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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                         BALANCE SHEETS
                                              June 30, December
31,
                                                1998       1997
                             ASSETS

Investment in unconsolidated partnerships    $13,061,701
$32,650,908

Real estate held for sale                      5,994,079
-

Building and improvements, net of accumulated
 depreciation of $1,211,289 in 1997                -
6,093,337

Cash and cash equivalents                      2,878,947
2,680,667

Deferred expenses, net                           250,896
292,703

Other assets                                     201,619
610,473

                                             $22,387,242
$42,328,088


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $   208,113    $
193,555

Security deposits                                 97,919
97,919

                                                 306,032
291,474

Partners' capital:
 General partners                              3,411,467
3,539,365
 Limited partners ($500 per Unit, 173,164 Units issued)
18,669,743                                    38,497,249

Total partners' capital                       22,081,210
42,036,614

                                             $22,387,242
$42,328,088



         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                        INCOME STATEMENTS

        Three and six months ended June 30, 1998 and 1997

                             Three months ended           Six
months ended
                                 June 30,             June 30,
                              1998    1997       1998     1997
Revenues:
 Rental                    $   436,113        $403,228 $
914,443                    $  762,351
 Equity in earnings of unconsolidated
  partnerships              12,575,128         209,595
13,140,995                    434,056
 Interest on cash equivalents and
  other revenues               165,740          43,749
214,010                        83,735
 Interest on participating mortgage
  loan                           -   104,060        -     125,920

                            13,176,981         760,632
14,269,448                  1,406,062

Expenses:
 Property operating            228,187         240,982
426,614                       452,404
 Depreciation and amortization           58,116         103,506
122,441                       207,013
 General and administrative              42,931          96,041
116,421                       173,596

                               329,234         440,529
665,476                       833,013

Net income                 $12,847,747        $320,103
$13,603,972                $  573,049

Net income allocated to:
 Limited partners          $12,831,158        $288,093
$13,511,760                $  515,744
 General partners               16,589          32,010
92,212                         57,305

                           $12,847,747        $320,103
$13,603,972                $  573,049

Net income per Unit of limited
 partnership interest      $     74.10        $   1.67 $
78.03                      $     2.98








         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

                 Six months ended June 30, 1998


                                   Limited   General
                                   Partners  Partners     Total
Partners' capital at January 1, 1998         $ 38,497,249
$3,539,365                         $ 42,036,614

Net income                           13,511,760            92,212
13,603,972

Cash distributions                  (33,339,266)
(220,110)                           (33,559,376)

Partners' capital at June 30, 1998 $ 18,669,743        $3,411,467
$ 22,081,210






























         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                    STATEMENTS OF CASH FLOWS

             Six months ended June 30, 1998 and 1997
                                                1998       1997
Cash flows from operating activities:
 Net income                                  $ 13,603,972   $
573,049
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Equity in earnings of unconsolidated partnerships
(13,140,995)                                    (434,056)
   Depreciation and amortization                  122,441
207,013
   Decrease in deferred assets                     18,624
-
   Decrease (increase) in other assets            408,854
(42,048)
   Increase (decrease) in accounts payable and other
     liabilities                                   14,558
(4,838)

      Net cash provided by operating activities
1,027,454                                        299,120

Cash flows from investing activities:
 Distributions from unconsolidated partnerships
32,901,416                                       924,269
 Contributions to unconsolidated partnerships
(171,214)                                       (162,474)

      Net cash provided by investing activities
32,730,202                                       761,795

Net cash flows used in financing activities:
 Cash distributions                           (33,559,376)
(1,202,528)

Increase (decrease) in cash and cash equivalents
198,280                                         (141,613)

Cash and cash equivalents at beginning of period
2,680,667                                      2,963,298

Cash and cash equivalents at end of period   $  2,878,947   $
2,821,685


Supplemental disclosure of non-cash investing activities:
 Reclassification of real estate held for sale:
  Decrease in real estate:
   Building and improvements                 $  7,304,626   $
-
   Accumulated depreciation                    (1,310,547)
-

  Increase in real estate held for sale      $  5,994,079   $
-



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

In   the   opinion  of  management,  the   accompanying
financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the gain on the sale of the Michelson property included in equity in earnings of unconsolidated partnerships in the second quarter of 1998 and reserves of uncollected interest relating to the participating mortgage loan in 1997, such adjustments consist only of normal recurring accruals.

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


        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.   Real Estate Held for Sale

On  August  11, 1998, the Partnership sold the  Century
Alameda Distribution Center property for $9.35 million.
At closing the Partnership received sale proceeds, net of closing costs and other deductions, of approximately
$9.1 million. The net carrying value of the property has been reclassified to real estate held for sale as of June 30, 1998.

3. Investments in Unconsolidated Partnerships

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

The sale price was received in cash at closing on April
3,  1998.  The Partnership's 49.19% share  of  proceeds
from the sale, net of closing costs, were approximately
$31.1  million; such proceeds were distributed 100%  to
the  Limited Partners ($181.09 per Unit) on  April  28,
1998.   The Partnership's share of gain on sale of  the
property was approximately $12.7 million; such gain was allocated

        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

100% to the Limited Partners in accordance with the Partnership Agreement.

Summarized financial information of DMA is as follows:

                       Three months ended           Six
months ended
                           June 30,           June 30,
                      1998    1997       1998    1997
Operating  revenue  $   120,569         $1,718,468    $
1,910,365         $3,332,579

Gain  on  sale of property    25,251,899              -
25,251,899             -

Expense                                          67,511
1,292,375             778,649         2,450,172

Net   income          $25,304,957          $    426,093
$26,383,615       $  882,407

In  1998,  DMA  accounted for  its  investment  in  the
property  as  real estate held for sale.   Accordingly,
DMA did not record depreciation expense on the property and related improvements in 1998 (such expense was approximately $474,000 and $944,000 during the three- and six-month periods ended June 30, 1997).
        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

Summarized financial information of GCGA is as follows:

                       Three months ended           Six
months ended
                           June 30,           June 30,
                      1998     1997      1998     1997
Revenue                       $   2,657,868           $
2,847,959         $ 5,153,769        $ 5,736,257

Expenses:
 Interest on second
    mortgage   loan      1,787,625            2,051,443
3,575,250           4,080,343
   Other   interest        948,215              886,181
1,897,118           1,772,362
       Property       operating               1,755,334
1,126,109           2,947,769          2,259,722
 Depreciation and
     amortization          459,082              485,036
918,164               970,072

                        4,950,256             4,548,769
9,338,301           9,082,499

Net   loss            $(2,292,388)         $(1,700,810)
$(4,184,532)      $(3,346,242)

GCGA's   second  mortgage  loan  is  the  participating
mortgage  loan  from  the Partnership  (42%)  and  Dean
Witter  Realty  Yield Plus L.P., an  affiliated  public
partnership  (58%).   Prior to October  27,  1997,  the
Partnership recognized interest income on this loan and
reserved  any  interest not paid by  GCGA  (during  the
first  six months of 1997, GCGA paid to the Partnership
$125,920  of  $985,830 total interest due).   Effective
October 27, 1997, the Partnership began recognizing its share of GCGA's earnings (losses) exclusive of GCGA's interest expense on the second mortgage loan.

4. Related Party Transactions

An  affiliate  of  Realty provided property  management
services   for   the  Michelson  and  Century   Alameda
properties during 1998 and 1997. The affiliate received property management fees of $33,255 and $62,238 for the six months ended June 30, 1998 and 1997, respectively, for these services. These amounts are included in property operating expenses.


        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Notes to Financial Statements

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. During the six-month periods ended
June 30, 1998 and 1997, the Partnership incurred approximately $86,000 and $105,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of June 30, 1998, Realty and its affiliate were owed a total of approximately $15,000 for these services.

5. Litigation

Various   public  partnerships  sponsored   by   Realty
(including  the  Partnership and its  Managing  General
Partner) were defendants in a class action lawsuit.  On
July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs have thirty days during which to file a notice of appeal from the Court's order; the Partnership does not know whether they intend to do so.

6. Subsequent Event

On   July  28,  1998,  the  Partnership  paid  a   cash
distribution  of  $1.25 per Unit to  Limited  Partners.
The cash distribution aggregated $240,506 with $216,455
distributed   to  the  Limited  Partners  and   $24,051
distributed to the General Partners.
        DEAN WITTER REALTY YIELD PLUS II, L.P.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership completed a $86,582,000 public offering
in   1990.  The  Partnership  has  no  plans  to  raise
additional capital.

The Partnership committed the gross proceeds raised  in
the  offering  to  three  investments.   No  additional
investments are planned.

The  partnership which owns the Michelson property  (in
which the Partnership is a 49.19% general partner) sold
the  property  on  April 3, 1998 (see  Note  3  to  the
financial   statements).  On  April   28,   1998,   the
Partnership  distributed  approximately  $31.4  million
($181.09 per Unit), its share of the net proceeds from the sale, 100% to Limited Partners.

The  Partnership's  share of 1998 operating  cash  flow
from the Michelson property was approximately $562,000.
The   Partnership  stopped  receiving  cash  flow  from
operations  from  the  Michelson  property   once   the
property  was sold; as a result, Partnership cash  flow
from operations decreased during the second quarter  of
1998.    Therefore,  the  Partnership   decreased   its
quarterly cash distribution from $3.125 per Unit to $1.25 per Unit for the second quarter distribution paid in July 1998.

On  August  11, 1998, the Partnership sold the  Century
Alameda   property  (see  Note  2  to   the   financial
statements).   Operating cash  flow  from  the  Century
Alameda property for the six months ended June 30, 1998 was approximately $508,000.

Effective August 11, 1998, the Partnership's interest in the partnership which owns the One Congress Street property ("GCGA") is the Partnership's sole property interest. GCGA plans to market its property for sale later in 1998; however, there can be no assurance that the One Congress Street property will be sold.


        DEAN WITTER REALTY YIELD PLUS II, L.P.

The  Partnership's liquidity is primarily  affected  by
sales  of the Partnership's properties; when properties
are  sold,  the  Partnership will  have  fewer  income-
producing investments, Partnership cash from operations
will   decrease  and  Partnership  distributions   will
decline.   The Partnership will also require less  cash
reserves to fund capital expenditures and leasing commissions. Generally, cash distributions after July
1998 will be paid from proceeds from the sales of the Partnership's remaining two property interests and cash reserves.

During  the six months ended June 30, 1998, all of  the
Partnership's  property  interests  generated  positive
cash   flow  from  property  operations,  and   it   is
anticipated that GCGA will continue to do so during the period the Partnership continues to own its interest in GCGA.

On  May 8, 1998, the Partnership distributed $5.19  per
Unit  from cash reserves to the Limited Partners.  This
cash  distribution aggregated $998,579,  with  $898,721
distributed   to  the  Limited  Partners  and   $99,858
distributed to the General Partners.

During the six months ended June 30, 1998, Partnership cash flows from operations and distributions from the Michelson partnership (excluding the distribution of sale proceeds) and GCGA exceeded distributions to investors (excluding the distribution of sale proceeds) and contributions to the Michelson partnership.

The  current  lease  between GCGA  and  the  Government
Services Administration ("GSA"), the sole tenant of the
office  space  at  the  One Congress  Street  property,
requires  GCGA to fund tenant improvements  aggregating
between  $1,110,000 and $1,935,000; any  amount  funded
over $1,110,000 will be repaid monthly by GSA over five
years  plus  interest  at  8%.  In  addition,  GCGA  is
required   to  fund  leasing  commissions  of   up   to
$1,475,000.   The  maximum amount of the  Partnership's
share    of    the    above-mentioned    tenant-related
expenditures (42%) is approximately $1,432,000 (of which $346,500 would be repaid by GSA, as described above); the Partnership has not paid any of these expenditures through June 30, 1998.

        DEAN WITTER REALTY YIELD PLUS II, L.P.

The office space at the One Congress Street property currently has a vacancy rate of 30%; as a result, GCGA may incur significant capital expenditures and leasing commissions to fill the vacant space. The Partnership will be required to fund its 42% share of GCGA's capital expenditures.

On  July  28,  1998, the Partnership  paid  the  second
quarter  cash  distribution of $1.25 per  Unit  to  the
Limited  Partners.   The  cash distribution  aggregated
$240,506,  with  $216,455 distributed  to  the  Limited
Partners   and  $24,051  distributed  to  the   General
Partners.

During  the remainder of 1998, the Partnership  expects
fund   its   share   of   the   lease-related   capital
expenditures at the One Congress Street property and other cash requirements from cash reserves.

Except   as   discussed  above  and  in  the  financial
statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for
the  three- and six-month periods ended June  30,  1998
compared to 1997 were primarily attributable to the following:

Equity   in  earnings  of  unconsolidated  partnerships
increased  in  1998  as a result of  the  Partnership's
share  of  the  gain  from the sale  of  the  Michelson
property  in  April 1998.  See Note 3 to the  financial
statements.   Equity  in earnings  from  the  Michelson
property   also  increased  by  approximately  $230,000
during  the  six-months ended June 30, 1998 because  no
depreciation  expense  was  recorded  at  the  property
during   the   first  quarter  of  1998  (because   the
partnership which owned the property reclassified it to real estate held for sale as of December 31, 1997).
These increases in equity in earnings were offset by the Partnership's share of losses from GCGA; these losses were approximately $133,000 and $98,000 during the three- and six-month periods ended June 30, 1998.

        DEAN WITTER REALTY YIELD PLUS II, L.P.

During the three- and six-month periods ended June 30, 1998, interest on cash equivalents and other income increased by approximately $110,000 due to interest earned on the proceeds from the Michelson sale before such proceeds were distributed to Limited Partners.

In  1998, there was no interest income recorded on  the
Partnership's  participating  mortgage  loan  to   GCGA
because, effective October 27, 1997, the Partnership began recognizing its share of earnings from the property using the equity method of accounting.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the Consolidated Action.

Item 6.   Exhibits and Reports on Form 8-K.

       a)  Exhibits.
            An exhibit index has been filed as part  of
this                Report on Page E1.

       b)  Reports on Form 8-K.
           Report dated April 3, 1998 regarding the sale of the Michelson property.


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

                              DEAN WITTER REALTY YIELD
PLUS                               II, L.P.

                         By:   Dean Witter Realty Yield
Plus                               II Inc.
                              Managing General Partner


Date:   August  13,  1998    By:        /s/E.  Davisson
Hardman, Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:   August 13, 1998      By:         /s/Charles  M.
Charrow
                              Charles M. Charrow
                              Controller
                               (Principal Financial and
Accounting Officer)

        DEAN WITTER REALTY YIELD PLUS II, L.P.


             Quarter Ended June 30, 1998

                    Exhibit Index



Exhibit No.                      Description

    27                      Financial Data Schedule




























                           E1