Form 10-Q
period 1998-09-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 1998-11-16
CIK 830340

5



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the period ended September 30, 1998

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

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                         BALANCE SHEETS
                                             September 30,
December 31,
                                                 1998      1997
                             ASSETS

Investment in unconsolidated partnerships    $13,691,945
$32,650,908

Building and improvements, net of accumulated
 depreciation of $1,211,289 in 1997                -
6,093,337

Cash and cash equivalents                      2,209,203
2,680,667

Deferred expenses, net                             -
292,703

Other assets                                       7,657
610,473

                                             $15,908,805
$42,328,088


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $   166,996    $
193,555

Security deposits                                   -
97,919

                                                 166,996
291,474

Partners' capital:
 General partners                              3,418,738
3,539,365
 Limited partners ($500 per Unit, 173,164 Units issued)
12,323,071                                    38,497,249

Total partners' capital                       15,741,809
42,036,614

                                             $15,908,805
$42,328,088







         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                        INCOME STATEMENTS

     Three and nine months ended September 30, 1998 and 1997

                             Three months ended           Nine
months ended
                                 September 30,
September 30,
                              1998    1997       1998     1997
Revenues:
 Equity in earnings of unconsolidated
  partnerships             $  197,012         $212,069
$13,338,007                $  646,125
 Gain on sale of real estate         2,722,277            -
2,722,277                       -
 Rental                       203,940          394,127
1,118,383                   1,156,478
 Interest on participating mortgage
  loan                           -   125,929        -     251,849
 Interest on cash equivalents and
  other revenues               54,133           39,098
268,143                       122,833

                            3,177,362          771,223
17,446,810                  2,177,285

Expenses:
 Property operating            77,058          212,476
503,672                       664,880
 Depreciation and amortization           3,767          103,507
126,208                       310,520
 General and administrative             61,033          116,955
177,454                       290,551

                              141,858          432,938
807,334                     1,265,951

Net income                 $3,035,504         $338,285
$16,639,476                $  911,334

Net income allocated to:
 Limited partners          $3,004,181         $304,457
$16,515,941                $  820,201
 General partners              31,323           33,828
123,535                        91,133

                           $3,035,504         $338,285
$16,639,476                $  911,334

Net income per Unit of limited
 partnership interest      $    17.35         $   1.76 $
95.38                      $     4.74









         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

              Nine months ended September 30, 1998


                                   Limited   General
                                   Partners  Partners     Total
Partners' capital at January 1, 1998         $ 38,497,249
$3,539,365                         $ 42,036,614

Net income                           16,515,941           123,535
16,639,476

Cash distributions                  (42,690,119)
(244,162)                           (42,934,281)

Partners' capital at September 30, 1998      $ 12,323,071
$3,418,738                         $ 15,741,809
































         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                    STATEMENTS OF CASH FLOWS

          Nine months ended September 30, 1998 and 1997

                                                1998       1997
Cash flows from operating activities:
 Net income                                  $ 16,639,476   $
911,334
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Equity in earnings of unconsolidated partnerships
(13,338,007)                                    (646,125)
   Gain on sale of real estate                 (2,722,277)
   Depreciation and amortization                  126,208
310,520
Decrease in deferred expenses                      18,624
-
   Decrease (increase) in other assets            404,543
(12,890)
   (Decrease) increase in accounts payable and other
     liabilities                                  (28,709)
62,170
   Decrease in security deposits payable          (97,919)
-

      Net cash provided by operating activities
1,001,939                                        625,009

Cash flows from investing activities:
 Proceeds from sale of real estate              9,163,908
-
 Distributions from unconsolidated partnerships
32,897,180                                     1,490,772
 Contributions to unconsolidated partnerships
(600,210)                                       (311,484)

      Net cash provided by investing activities
41,460,878                                     1,179,288

Net cash flows used in financing activities:
 Cash distributions                           (42,934,281)
(1,803,792)

(Decrease) increase in cash and cash equivalents
(471,464)                                            505

Cash and cash equivalents at beginning of period
2,680,667                                      2,963,298

Cash and cash equivalents at end of period   $  2,209,203   $
2,963,803










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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the gain on the sale of the Century Alameda Distribution Center in the third quarter of 1998, the gain on sale of the Michelson property included in equity in earnings of unconsolidated partnerships in the second quarter of 1998 and reserves of uncollected interest relating to the participating mortgage loan in each quarter of 1997, such adjustments consist only of normal recurring accruals.

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

           DEAN WITTER REALTY YIELD PLUS II, L.P.

                Notes to Financial Statements

interim periods may not be indicative of the operating results for the entire year.

2.   Sale of Real Estate

On August 11, 1998, the Partnership sold the Century Alameda Distribution Center to an unaffiliated party for $9.35 million. The Partnership recognized a gain on this sale of approximately $2.7 million, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement. On August 26, 1998, the Partnership distributed approximately $9.1 million ($52.75 per Unit), the net proceeds from the sale of the property, 100% to the Limited Partners.

3. Investments in Unconsolidated Partnerships

Pursuant to a Purchase and Sale Agreement dated as of December 26, 1997, DMA agreed to sell to SC Enterprises ("SCE") DMA's 90% general partnership interest in Michelson Company Limited Partnership (the "Company"), owner of the Michelson property, and two promissory notes (totaling approximately $1.2 million) due from SCE for a negotiated aggregate sale price of $64 million. SCE, an affiliate of the developer of the property, owned the remaining 10% limited partnership interest in the Company. SCE assigned its right to purchase the interest in the Company to Spieker Properties, L.P., which is not affiliated with the Partnership, its affiliated partnerships or SCE.

The sale price was received in cash at closing on April 3, 1998. On April 28, 1998, the Partnership distributed approximately $31.4 million ($181.09 per Unit), its share of the net proceeds from the sale, 100% to the Limited Partners. The Partnership's share of gain on sale of the property was approximately $12.7 million; such gain was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

           DEAN WITTER REALTY YIELD PLUS II, L.P.

                Notes to Financial Statements

Summarized financial information of DMA is as follows:
                       Three  months  ended             Nine
months ended
                                    September            30,
September 30,
                    1998      1997       1998    1997
Operating   revenues          $    -        $1,688,465     $
1,910,365         $5,021,044

Gain  on  sale of property      -           -     25,251,899
-

Expenses                             -             1,257,343
778,649            3,707,515

Net  income         $  -     $  431,122          $26,383,615
$1,313,529

Summarized financial information of GCGA is as follows:
                        Three  months  ended            Nine
months ended
                                    September            30,
September 30,
                      1998     1997      1998     1997
Revenues                    $  3,141,144        $  2,995,764
$ 8,294,913       $ 8,732,021

Expenses:
 Interest on second
     mortgage    loan        1,946,877             2,073,987
5,522,127           6,154,330
    Other    interest          948,068               886,182
2,845,186           2,658,544
  Property  operating          1,521,155           1,148,417
4,468,924           3,408,139
 Depreciation and
      amortization            459,082                485,036
1,377,246           1,455,108

                          4,875,182                4,593,622
14,213,483         13,676,121

Net     loss              $(1,734,038)          $(1,597,858)
$(5,918,570)      $(4,944,100)

GCGA's second mortgage loan is the participating mortgage loan from the Partnership (42%) and Dean Witter Realty Yield Plus L.P., an affiliated public partnership (58%). Prior to October 27, 1997, the Partnership recognized interest income on this loan and reserved any interest not paid by GCGA (during the first nine months of 1997, GCGA paid to the Partnership $251,849 of $1,486,915 total interest due). Effective October 27, 1997, the Partnership began recognizing its share of GCGA's earnings exclusive of GCGA's interest expense on the second mortgage loan.
           DEAN WITTER REALTY YIELD PLUS II, L.P.

                Notes to Financial Statements

4. Related Party Transactions

An affiliate of Realty provided property management services for the Michelson and Century Alameda properties during 1998 and 1997. The affiliate received property management fees of $40,115 and $93,925 for the nine months ended September 30, 1998 and 1997, respectively, for these services. These amounts are included in property operating expenses.

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. During the nine-month periods ended September 30, 1998 and 1997, the Partnership incurred approximately $117,000 and $159,000, respectively, for these services. These amounts are included in general and administrative expenses. As of September 30, 198, Realty was owed approximately $10,000 for these services.

5. Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs filed a notice of appeal from the Court's order.

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

The partnership which owned the Michelson property (in which the Partnership is a 49.19% general partner) sold the property on April 3, 1998 (see Note 3 to the financial statements). On April 28, 1998, the Partnership distributed approximately $31.4 million ($181.09 per Unit), its share of the net proceeds from the sale, 100% to Limited Partners. The Partnership's share of the 1998 operating cash flow from the Michelson property was approximately $562,000.

On August 11, 1998, the Partnership sold the Century Alameda property (see Note 2 to the financial statements). On August 26, the Partnership distributed approximately $9.1 million ($52.75 per Unit), the net proceeds from the sale, 100% to Limited Partners. The Partnership received approximately $640,000 of operating cash flow from the Century Alameda property in 1998.

As a result of the 1998 property sales, Partnership cash flow from operations decreased during the nine-months ended
September 30, 1998 compared to 1997.

Effective August 11, 1998, the Partnership's interest in the partnership which owns the One Congress Street property ("GCGA") is the Partnership's sole property interest. GCGA has begun to market its property for sale during the fourth quarter of 1998; however, there can be no assurance that the One Congress Street property will be sold.

During the nine months ended September 30, 1998, all of the Partnership's property interests generated positive cash flow from property operations, and it is anticipated that the investment in GCGA will continue to do so during the period the Partnership continues to own it.

           DEAN WITTER REALTY YIELD PLUS II, L.P.

During the nine months ended September 30, 1998, Partnership distributions to investors (excluding the distribution of sale proceeds) and contributions to the Michelson and GCGA partnerships exceeded cash flows from operations and distributions from the Michelson (excluding the distribution of sale proceeds) and GCGA partnerships. This deficiency was funded with Partnership cash reserves.

On May 8, 1998, the Partnership distributed $5.19 per Unit from cash reserves to the Limited Partners. This cash distribution aggregated $998,579, with $898,721 distributed to the Limited Partners and $99,858 distributed to the General Partners.

GCGA and the Government Services Administration ("GSA"), the sole tenant of the office space at the One Congress Street property, amended their lease to expand GSA's occupancy by approximately 20,000 square feet and postpone GSA's right to exercise its one-time option to terminate its lease of all or a portion of its space to the year ending July 31, 2004. In return, GCGA will fund tenant improvements of up to $2,580,000; $1,250,000 of this amount (plus interest at 8%) will be repaid by GSA in monthly installments over five years. In addition, GCGA is required to fund leasing commissions of up to $1,560,000. The maximum amount of the Partnership's share of the above-mentioned tenant-related expenditures (42%) is approximately $1,739,000 (of which $525,000 would be repaid by GSA, as described above). The Partnership has paid approximately $429,000 of the expenditures through September 30, 1998.

GCGA is currently negotiating to lease the remaining vacant office space at the One Congress Street property (approximately 23% of the space) to a new tenant; as a result, GCGA may incur significant capital expenditures and leasing commissions to fill the vacant space. The Partnership will be required to fund its 42% share of GCGA's capital expenditures.

The Managing General Partner believed that the Partnership would not have sufficient cash reserves to fully fund its potential liability for its share of capital expenditures and leasing commissions at the One Congress Street property and other Partnership cash requirements. Therefore, in order to increase cash reserves, the Partnership decreased its second quarter cash distribution (paid in July 1998) from $3.125 per Unit to $1.25 per Unit and did not pay its third quarter cash distribution. Generally, future cash distributions will be paid from proceeds received from the sale of the One Congress Street property and cash reserves.


           DEAN WITTER REALTY YIELD PLUS II, L.P.

Deferred   expenses,  other  assets  and  security  deposits
payable decreased in 1998 primarily as a result of the sale of the Century Alameda property.

Except  as  discussed above and in the financial statements, the  Managing General Partner is not aware of any trends  or
events,  commitments  or  uncertainties  that  may  have   a
material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for  the three-  and  nine-month  periods ended  September  30,  1998
compared  to  1997  were  primarily  attributable   to   the
following:

Equity in earnings of unconsolidated partnerships increased during the nine-month period primarily as a result of the
Partnership's  share  of  the gain  from  the  sale  of  the
Michelson property in April 1998. See Note 3 to the financial statements. Equity in earnings also increased by approximately $197,000 and $104,000 during the three- and nine-month periods because, effective October 27, 1997, the Partnership began recognizing its share of earnings from the property using the equity method of accounting.

The gain on sale of real estate in 1998 resulted from the sale of the Century Alameda property.

During  the  three- and nine-month periods,  rental  income,
property    operating   expenses   and   depreciation    and
amortization expenses decreased as a result of the sale of the Century Alameda property.

In  1998,  there  was  no interest income  recorded  on  the
Partnership's  participating mortgage loan to  GCGA  because
the   loan  is  now  accounted  for  as  an  investment   in
unconsolidated partnership.

During the nine-month period, interest on cash equivalents increased primarily due to interest earned on the proceeds from the Michelson and Century Alameda sale before such proceeds were distributed to Limited Partners.

There were no other individually significant factors which caused changes in revenues or expenses.


           DEAN WITTER REALTY YIELD PLUS II, L.P.

Currently, the vacancy rate in the downtown Boston office market, the location of One Congress Street, is approximately 7% and rental rates in this market are stable. There is no significant new construction in this market. The lease with GSA has been amended to include additional space that was occupied starting October 1998. The current lease with GSA is scheduled to expire no earlier than August 1, 2003. The remaining 23% of the office space is currently vacant. The lease for 100% of the parking lot space at the property with Kinney Systems, Inc. expires in 2003. As part of the amended lease with GSA, GSA also leased a small portion of retail space; however, the retail space, which is not a significant portion of the overall space, remained substantially vacant.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
           DEAN WITTER REALTY YIELD PLUS II, L.P.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       On August 14, 1998, the plaintiff in the Consolidated Action filed a notice of appeal from the order of the Delaware Chancery Court which granted the defendants' motion to dismiss the complaint.

Item 6.   Exhibits and Reports on Form 8-K.

       a)  Exhibits.
            An exhibit index has been filed as part of this Report on Page E1.

       b)  Reports on Form 8-K.
           Report dated August 11, 1998 regarding the sale of the Century Alameda property.


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


                              DEAN WITTER REALTY YIELD PLUS
II, L.P.

                         By:   Dean Witter Realty Yield Plus
II Inc.
                              Managing General Partner


Date:   November 16, 1998 By:       /s/E. Davisson  Hardman,
Jr.
                              E. Davisson Hardman, Jr.
                              President


Date:   November  16,  1998     By:          /s/Charles   M.
Charrow
                              Charles M. Charrow
                              Controller
                                (Principal   Financial   and
Accounting Officer)

           DEAN WITTER REALTY YIELD PLUS II, L.P.


           Quarter Ended September 30, 1998

                    Exhibit Index



Exhibit No.                      Description

    27                      Financial Data Schedule































                              E1