Form 10-K405
period 1998-12-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 1999-03-30
CIK 830340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number 0-18149

                     DEAN WITTER REALTY YIELD PLUS II, L.P.
                     --------------------------------------
         (Exact name of registrant as specified in governing instrument)

       Delaware                                          13-3469111
-----------------------                      ---------------------------------
(State of organization)                      (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                               10048
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (212) 392-1054
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------

     None                                                 None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I.


ITEM 1.  BUSINESS
------   --------

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

The proceeds from the offering were used to make investments in three participating mortgage loans and land leases secured by interests in real property. The Partnership subsequently acquired equity interests in the real estate securing all of the loans through foreclosure or transfers of ownership in lieu of foreclosure. All property interests but one were sold in 1998. The Partnership's remaining property interest is described in Item 2 below.

The One Congress Street building, the Partnership's remaining property interest, is currently being marketed for sale, with the objective of completing such sale in 1999. There can be no assurance that this property will be sold.

The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8 below.

The One Congress Street property is subject to competition from similar properties in the vicinity in which it is located. Further information regarding competition and market conditions is set forth in Item 7 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES
------   ----------

The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

As of December 31, 1998, the Partnership owned a 42% general partnership interest in GCGA Limited Partnership ("GCGA"), the owner of the One Congress Street building. Dean Witter Realty Yield Plus, L.P. ("Yield Plus"), an affiliate of the Partnership, owns the remaining 58% general partnership interest. Yield Plus and the Partnership jointly made a $59.2 million participating second mortgage loan to GCGA in 1990; the Partnership's share of this mortgage loan was approximately $24.9 million. In 1996, GCGA filed for bankruptcy protection, and in 1997, GCGA entered into a settlement agreement in which Yield Plus and the Partnership acquired GCGA's equity interests in the property. Yield Plus and the Partnership recorded these property interests at $19.5 million and $13.9 million, respectively, the net carrying value of the loan at the acquisition date (which was lower than the estimated fair value of the property). The property, which includes an income-producing parking garage, is located in Boston, MA. The office building has a net rentable area of 283,000 square feet, including 37,000 square feet of retail space. The property is subject to a first mortgage loan.

The largest office tenant at the One Congress Street building is the Government Service Administration ("GSA"). In 1998 GSA occupied an average of 69% of the property's office space, and at December 31, 1998, GSA occupied 82% of the space.

GSA's lease expires on July 31, 2006; however, after July 31, 2003, GSA has a one-time option to terminate its lease on all or a portion of its space. The lease does not include any renewal options. GSA's 1998 rent per annum was approximately $31.85 per square foot, and will increase periodically to a maximum of $47.34 per square foot, beginning in August 2005.

During the fourth quarter of 1998, the remaining office space at the One Congress Street building was leased to the Commonwealth of Massachusetts for a five year period beginning in January 1999. The 1999 rent per annum from this lease will be approximately $38.22 per square foot, and will increase annually to a maximum of $40.22 per square foot in 2003.

All of the parking space is leased to Kinney Systems Inc. through December 31, 2003, subject to two successive five year renewal options at market rental rates (but in no event less than 105% of the rent payable in 2003). The 1998 rent per annum on this lease was approximately $4,036,000, and rents will increase annually to a maximum rent per annum of $4,498,000 in 2003.

In 1998, GSA also leased approximately 19% of the retail space at the property; however, the retail space, which is not a significant portion of the overall space, remains substantially vacant.

The One Congress Street property is managed by an affiliate of the original general partner of GCGA.

Generally, the leases pertaining to the property provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, the property is adequately covered by insurance.

The property owner's Federal tax basis of the One Congress Street property is $47.7 million. The building is depreciated using an accelerated method over a period of 15 years. The property owner's real estate taxes in 1998 totaled approximately $3.4 million and were assessed at a rate of $3.14 per $100 of assessed valuation.

In 1998, the Partnership sold the Century Alameda Distribution Center, located in Lynwood, California, and the joint venture which owned the Michelson property (in which the Partnership is a 49.19% general partner) sold its property.

Further information relating to the Partnership's property is included in Item 7 and Notes 4 and 5 to the financial statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

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

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. (now known as Morgan Stanley Dean Witter & co., "MWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, MWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the Partnership, other unidentified limited partnerships, MWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the Consolidated Action. The plaintiffs filed a notice of appeal from the Chancery Court's order on August 14, 1998. Oral argument on the appeal was heard by the Delaware Supreme Court on January 5, 1999. The Delaware Supreme Court affirmed the Chancery Court's dismissal of the Consolidated Action on January 6, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.



                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------  ---------------------------------------------------------------------

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

As of February 28, 1999, there were 7,560 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

The Managing General Partner was obligated to (a) defer receipt of its share of distributable net cash flow, and (b) contribute additional capital to the Partnership, sufficient to fund any shortfalls between cash flow and a 7.5% annual distribution rate to Limited Partners during the offering period (which ended March 1990) and the twelve quarters thereafter. During the offering period, the Managing General Partner deferred receipt of distributions totaling $3,713,000, but was not required to make any additional capital contributions. Thereafter, the Managing General Partner contributed a total of $4,807,069 with respect to the twelve quarters ended March 31, 1993.

The Partnership paid cash distributions during the year ended December 31, 1998 aggregating $246.53 per Unit (including $233.84 per Unit from proceeds from the sales of Century Alameda and Michelson property interests, which were paid 100% to the Limited Partners). Total distributions amounted to $42,934,281 with $42,690,119 distributed to the Limited Partners and $244,162 to the General Partners. In 1997, the Partnership paid quarterly cash distributions aggregating $12.50 per Unit to Limited Partners. The total distribution was $2,405,056 with $2,164,550 distributed to the Limited partners and $240,506 distributed to the General Partners.

The Partnership did not make a distribution of distributable cash following the second quarter 1998 cash distribution (paid July 1998), and does not anticipate making regular distributions to its partners in the future. Generally, future cash distributions will be paid from proceeds received from the sale of the One Congress Street property and cash reserves.

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

Taxable income (subject to certain adjustments) will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). At a minimum, the General Partners must be allocated 1% of the taxable income from a sale or financing. Tax losses, if any, will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

The following sets forth a summary of selected financial data for the
Partnership:

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

            Years ended December 31, 1998, 1997, 1996, 1995, and 1994

                                      1998/1/          1997/2/         1996/3/          1995           1994
-----------------------------------------------------------------------------------------------------------------
Total revenues                     $17,623,800      $ 3,359,076     $ 4,073,429     $ 4,790,945     $ 4,232,379

Net income                         $16,812,595      $ 1,741,253     $ 1,013,115     $ 3,445,931     $ 2,396,809

Net income per
  Unit of limited
  partnership interest             $     96.23      $      9.05     $      5.27     $     17.91     $     12.46

Cash distribution paid
  per Unit of limited
  partnership interest/4/          $    246.53/5/   $     12.50     $     12.50     $     16.25     $     20.00

Total assets at
  December 31                      $15,996,248      $42,328,088     $43,004,012     $44,487,504     $44,411,118

-------------------------------

1. Total revenues and net income include gains of $2.7 million and $12.7 million on the sales of the Century Alameda and Michelson properties, respectively.

2. Total revenues and net income are net of reserves of $1.1 million of accrued but unpaid interest on the One Congress Street participating mortgage loan.

3. Net income is net of a $1.5 million loss on impairment on the One Congress Street participating mortgage loan, and total revenues and net income are net of reserves of $.5 million of accrued but unpaid interest on the loan.

4. Distributions paid to Limited Partners for the year ended December 31, 1998 included a return of capital of $200.77 per Unit, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed. All distributions paid to Limited Partners in 1994-1997 represent returns of capital.

5. Includes distributions of sales proceeds of $233.84 from sales of property Interests.

The above financial data should be read in conjunction with the financial statements and the related notes appearing in Item 8.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources
-------------------------------

The Partnership raised $86,582,000 through a public offering which terminated in 1990. The Partnership has no plans to raise additional capital.

The Partnership committed the gross proceeds raised in the offering to three investments. No additional investments are planned.

The Century Alameda and Michelson properties were sold in 1998. The aggregate net cash received from the sold properties for 1998 operations was approximately $1,220,000. See Notes 4 and 5 to the Financial Statements.

As a result of the property sales, Partnership cash flow from operations decreased during 1998 as compared to 1997.

Effective August 11, 1998, the Partnership's interest in the partnership which owns the One Congress Street property ("GCGA") is the Partnership's sole property interest. GCGA began to market its property for sale during the fourth quarter of 1998; however, there can be no assurance that the One Congress Street property will be sold.

Currently, the vacancy rate in the downtown Boston office market, the location of One Congress Street, is approximately 7% and rental rates in this market are stable. There is no significant new construction in this market. In 1998, GCGA and the Government Services Administration ("GSA") amended their lease to increase GSA's office space at the property from 70% to 82% starting October 1998. The GSA lease, as amended, is scheduled to expire no earlier than August 1, 2003. Also, in 1998, the remaining vacant office space at the property was leased to the Commonwealth of Massachusetts for a five year period beginning in January 1999. The lease for 100% of the parking lot space at the property with Kinney Systems, Inc. expires in 2003. GSA also leased a small portion of retail space in 1998; however, the retail space, which is not a significant portion of the overall space, remains substantially vacant.

As part of the amended lease between GCGA and GSA, GCGA will fund tenant improvements of up to $2,580,000; $1,300,000 of this amount (plus interest at 8%) will be repaid by GSA in monthly installments over five years. In addition, GCGA is required to fund leasing commissions of up to $1,409,000. The maximum amount of the Partnership's share of the above mentioned tenant-related expenditures (42%) is approximately $1,675,000 (of which $546,000 would be repaid by GSA, as described above). The Partnership has paid approximately $946,000 of the expenditures through December 31, 1998.

As of December 31, 1998, the Partnership is also required to fund approximately $217,000, its share of tenant improvement and leasing commissions, for the new lease between the Commonwealth of Massachusetts and GCGA.

During the year ended December 31, 1998, all of the Partnership's property interests generated positive cash flow from operations, and it is anticipated that the One Congress Street property will continue to do so in 1999.

During the year ended December 31, 1998, the Partnership contributed $1,143,000 and $171,000 to its GCGA and Michelson joint ventures, respectively, primarily for tenant improvements and leasing commissions at the properties.

During the year ended December 31, 1998, the Partnership paid cash distributions of cash flow from operations and proceeds from sale of properties. See Item 5.

During the year ended December 31, 1998, distributions to investors (excluding distribution of sale proceeds) and contributions to the GCGA and Michelson partnerships exceeded cash flows from operations and distributions from the GCGA and Michelson partnerships (excluding the distribution of sale proceeds). This deficiency was funded from cash reserves.

The Managing General Partner believed that the Partnership would not have sufficient cash reserves to fully fund its potential liability for its share of capital expenditures and leasing commissions at the One Congress Street property and other Partnership cash requirements. Therefore, in order to increase cash reserves, the Partnership decreased its second quarter 1998 cash distribution (paid July 1998) from $3.125 per Unit to $1.25 per Unit, and thereafter, did not pay quarterly cash distributions. Generally, future cash distributions will be paid from proceeds received from the sale of the One Congress Street property and cash reserves.

Deferred expenses, other assets, accounts payable and other liabilities and security deposits decreased in 1998 as a result of the property sales.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

Fluctuations in the Partnership's operating results for the year ended December 31, 1998 compared to 1997 and 1997 compared to 1996 are primarily attributable to the following:

Equity in earnings of unconsolidated partnerships increased in 1998 primarily as a result of the Partnership's share of the gain from the sale of the Michelson property in April 1998. See Note 4 to the financial statements. Equity in earnings also increased by approximately $143,000 and $192,000 during 1998 and 1997 because, effective October 27, 1997, the Partnership began recognizing its share of earnings from the GCGA property using the equity method of accounting.

The gain on sale of real estate in 1998 resulted from the sale of the Century Alameda property. Rental income, property operating expenses, depreciation and amortization expenses, and general and administrative expenses decreased for the same reason.

In 1998, there was no interest income recorded on the Partnership's participating mortgage loan to GCGA because the loan is now accounted for as an investment in unconsolidated partnership. Interest on this loan to GCGA decreased in 1997 compared to 1996 because $1,130,000 of reserves of uncollected interest were recognized from January 1, 1997 to October 27, 1997 (when the Partnership obtained control of the property) compared to $470,000 in 1996.

There were no other individually significant factors which caused changes in revenues or expenses.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   --------------------------------------------


                     DEAN WITTER REALTY YIELD PLUS II, L.P.


                                      INDEX



                                                                        Page
                                                                        ----

(a) Financial statements

Independent Auditors' Report
Balance Sheets at December 31, 1998 and 1997
Income Statements for the years ended
  December 31, 1998, 1997 and 1996
Statements of Partners' Capital for the years
  ended December 31, 1998, 1997 and 1996
Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996
Notes to Financial Statements


(b) Financial statement schedule

Real Estate and Accumulated Depreciation          III


------------------

All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

Independent Auditors' Report



The Partners
Dean Witter Realty Yield Plus II, L.P.


We have audited the accompanying balance sheets of Dean Witter Realty Yield Plus II, L.P. (the "Partnership") as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included financial statement schedule III. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, financial statement schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              Deloitte & Touche LLP
                            /s/Deloitte & Touche LLP


New York, New York
March 18, 1999

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                                 BALANCE SHEETS

                           December 31, 1998 and 1997


                                                 1998                1997
--------------------------------------------------------------------------------

            ASSETS

Investment in unconsolidated partnerships     $13,923,431         $32,650,908

Cash and cash equivalents                       2,062,767           2,680,667

Building, at cost, net of accumulated
  depreciation of $1,211,289 in 1997                 -              6,093,337

Deferred expenses, net                               -                292,703

Other assets                                      10,050              610,473
--------------------------------------------------------------------------------

                                              $15,996,248         $42,328,088
===============================================================================

  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities        $    81,320         $   193,555

Security deposits                                     -                97,919
-------------------------------------------------------------------------------

                                                   81,320             291,474
-------------------------------------------------------------------------------

Partners' capital:
  General partners                              3,444,225           3,539,365
  Limited partners ($500 per Unit,
    173,164 Units issued)                      12,470,703          38,497,249
-------------------------------------------------------------------------------

     Total partners' capital                   15,914,928          42,036,614
-------------------------------------------------------------------------------

                                              $15,996,248         $42,328,088
===============================================================================


                See accompanying notes to financial statements.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                                INCOME STATEMENTS

                  Years ended December 31, 1998, 1997, and 1996




                                                        1998           1997           1996
-----------------------------------------------------------------------------------------------

Revenues:
  Equity in earnings of unconsolidated
    partnerships                                    $13,554,417      $1,125,625     $  946,761
  Rental                                              1,118,383       1,564,070      1,475,990
  Gain on sale of real estate                         2,655,594               -              -
  Interest on participating mortgage loan                     -         503,707      1,520,481
  Interest on cash and cash equivalents and
    other                                               295,406         165,674        130,197
-----------------------------------------------------------------------------------------------

                                                     17,623,800       3,359,076      4,073,429
-----------------------------------------------------------------------------------------------

Expenses:
  Property operating                                    508,469         922,107        817,877
  Depreciation and amortization                         126,208         392,618        402,256
  General and administrative                            176,528         303,098        363,181
  Loss on impairment of participating
    mortgage loan                                             -               -      1,477,000
-----------------------------------------------------------------------------------------------

                                                        811,205       1,617,823      3,060,314
-----------------------------------------------------------------------------------------------

Net income                                          $16,812,595      $1,741,253     $1,013,115
===============================================================================================

Net income allocated to:
  Limited partners                                  $16,663,573      $1,567,128     $  911,804
  General partners                                      149,022         174,125        101,311
-----------------------------------------------------------------------------------------------

                                                    $16,812,595      $1,741,253     $1,013,115
===============================================================================================

Net income per Unit of limited partnership
  Interest                                          $     96.23      $     9.05     $     5.27
===============================================================================================


                 See accompanying notes to financial statements.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.


                         STATEMENTS OF PARTNERS' CAPITAL

                  Years ended December 31, 1998, 1997 and 1996

                                                        Limited           General
                                                        Partners          Partners          Total
---------------------------------------------------------------------------------------------------------
Partners' capital at January 1, 1996                  $40,347,417        $3,744,941      $44,092,358

Net income                                                911,804           101,311        1,013,115

Cash distributions                                     (2,164,550)         (240,506)      (2,405,056)
---------------------------------------------------------------------------------------------------------

Partners' capital at December 31, 1996                 39,094,671         3,605,746       42,700,417

Net income                                              1,567,128           174,125        1,741,253

Cash distributions                                     (2,164,550)         (240,506)      (2,405,056)
---------------------------------------------------------------------------------------------------------

Partners' capital at December 31, 1997                 38,497,249         3,539,365       42,036,614

Net Income                                             16,663,573           149,022       16,812,595

Cash Distributions                                    (42,690,119)         (244,162)     (42,934,281)
---------------------------------------------------------------------------------------------------------
Partners' Capital at December 31, 1998                $12,470,703        $3,444,225      $15,914,928
=========================================================================================================


                See accompanying notes to financial statements.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997, and 1996

                                                                                 1998                1997             1996
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                 $16,812,595         $ 1,741,253       $1,013,115
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in earnings of unconsolidated
        partnerships                                                         (13,554,417)         (1,125,625)        (946,761)
      Gain on sale of real estate                                             (2,655,594)                  -                -
      Depreciation and amortization                                              126,208             392,618          402,256
      Loss on impairment of participating
        mortgage loan                                                                  -                   -        1,477,000
      Decrease (increase) in operating assets:
        Other assets                                                             402,151            (345,093)         145,217
        Deferred expenses                                                         18,624                   -                -
      Decrease in operating liabilities:
        Accounts payable and other liabilities                                  (114,385)            (12,121)         (91,551)
        Security deposits                                                        (97,919)                  -                -
------------------------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities                                  937,263             651,032        1,999,276
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Distributions from unconsolidated partnerships                              33,595,903           1,884,766        2,297,113
  Contributions to unconsolidated partnerships                                (1,314,009)           (413,373)        (949,484)
  Proceeds from sale of real estate                                            9,097,224                   -                -
  Additions to building and improvements                                               -                   -         (212,002)
------------------------------------------------------------------------------------------------------------------------------

  Net cash provided by investing activities                                   41,379,118           1,471,393        1,135,627
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash distributions                                                         (42,934,281)         (2,405,056)      (2,405,056)
------------------------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                                (617,900)           (282,631)         729,847

Cash and cash equivalents at beginning of year                                 2,680,667           2,963,298        2,233,451
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                     $ 2,062,767         $ 2,680,667       $2,963,298
==============================================================================================================================

Supplemental disclosure of non-cash investing activities:
    Reclassification of investment in participating
      mortgage loan to investment in unconsolidated
      partnership:
    Investment in participating mortgage loan, net                           $         -         $13,755,767       $        -
    Deferred expenses, net                                                             -              74,822                -
------------------------------------------------------------------------------------------------------------------------------

Addition to investment in unconsolidated
  partnership                                                                $         -         $13,830,589       $        -
==============================================================================================================================

                See accompanying notes to financial statements.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                          Notes to Financial Statements

1.     The Partnership
       ---------------

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

The Partnership expects to sell its remaining real estate investment in 1999. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership will wind up its affairs, make a final cash distribution, and terminate.

2.     Summary of Significant Accounting Policies
       ------------------------------------------

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

The Partnership's 49.19% general partnership interest in DW Michelson Associates ("DMA") and, effective October 27, 1997, the Partnership's 42% general partnership interest in GCGA Limited Partnership ("GCGA"), the owner/borrower of the One Congress Street property, are accounted for on the equity method. See
Note 4.

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

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate (and any related assets), including the real estate (and related assets) owned by the unconsolidated partnerships. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1998. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize;

therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

Deferred expenses consisted of leasing commissions and, prior to October 27, 1997, origination fees in connection with the participating mortgage loan. Leasing commissions were amortized over the applicable lease terms. Origination fees were amortized over the loan term, which approximated the effective yield method.

Rental income was accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) were recorded as receivables and included in other assets.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) write-downs for impairments of real estate and the participating mortgage loan are not deductible. For tax purposes, the Partnership continues to recognize taxable interest income on its loans secured by the Michelson (until the property was sold) and One Congress Street properties. The Partnership also recognized its share of DMA's taxable income (which was net of interest expense on the participating mortgage loans which were still outstanding). In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $24.8 million higher than the amounts reported for financial statement purposes at December 31, 1998.

The implementation in 1998 of Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" effective for the Partnership's 1998 year-end financial statements did not have any impact on the Partnership's financial statements.

3.     Partnership Agreement
       ---------------------

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

Taxable income (subject to certain adjustments) will be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). At a minimum, the General Partners must be allocated 1% of the taxable income from a sale or financing. Tax losses, if any, will be allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to Limited Partners in 1998 included a return of capital of $200.77 per Unit, calculated as the excess of cash distributed over accumulated earnings not previously distributed. All distributions paid to Limited Partners in 1997 and 1996 represent returns of capital.

4.     Investments in Participating Mortgage Loan and Unconsolidated
       -------------------------------------------------------------
       Partnerships
       ------------

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

(b) the interest rate on the principal of the Loan and past due interest thereon (aggregating approximately $12.3 million at the date of the Agreement) has been increased to 10%, payable monthly from available cash flow generated by the property after payment of debt service on the New Loans;

(c)      any future unpaid debt service will accrue interest at 10%; and

(d) the Partnership's and Yield Plus' interest in adjusted net revenue and capital proceeds generated by the property was increased to 80%.

The Agreement effectively changed the Lender from a participating lender to GCGA into the general partner in a partnership which owns the One Congress Street property. The Partnership, through the New General Partner, owns an 8.3% partnership interest in GCGA and, accordingly, at October 27, 1997, the Partnership recorded its investment at an amount equal to the net carrying value of its investment in the participating mortgage loan and related assets (which carrying value was less than the estimated fair value of the property at that date). The Partnership began, effective October 27, 1997, to account for its investment on the equity method (and stopped recognizing interest income from its participating mortgage loan). Because the Partnership and Yield Plus control GCGA and are entitled to receive substantially all the cash flow and other economic benefits from the property, the Partnership and Yield Plus recognize all of GCGA's profits and losses in proportion to their ownership of the New General Partner.

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


Summarized financial information of GCGA is as follows:

                                                                                  December 31,
                                                                           1998                  1997
------------------------------------------------------------------------------------------------------------
                    ASSETS

Land and building net                                                  $60,698,880            $59,921,306
Other                                                                    6,394,881              8,333,385
------------------------------------------------------------------------------------------------------------

Total assets                                                           $67,093,761            $68,254,691
============================================================================================================

    LIABILITIES AND PARTNERS CAPITAL DEFICIENCY

First mortgage loan                                                    $37,750,000            $37,750,000

Second mortgage loan and accrued
  interest                                                              79,023,308             72,148,266
Other liabilities                                                        3,190,814              3,036,017
Partners' capital deficiency                                           (52,870,361)           (44,679,592)
------------------------------------------------------------------------------------------------------------

Total liabilities and partners' capital deficiency                     $67,093,761            $68,254,691
============================================================================================================


         STATEMENTS OF OPERATIONS
                                                              Years ended December 31,
                                                      1998              1997             1996
--------------------------------------------------------------------------------------------------------
Revenues:
   Rental                                          $11,513,818       $ 11,498,722      $ 13,380,683
   Other                                                79,390            238,937            63,455
--------------------------------------------------------------------------------------------------------

                                                   $11,593,208         11,737,659        13,444,138
--------------------------------------------------------------------------------------------------------
Expenses:
   Interest on second mortgage loan                  8,078,420          8,036,377         9,357,983
   Other interest                                    3,798,362          3,768,876         3,816,304
   Property operating and other                      5,946,569          5,075,676         4,874,545
   Depreciation and amortization                     1,960,626          1,940,143         2,226,861
--------------------------------------------------------------------------------------------------------

                                                   19,783,977          18,821,072        20,275,693
--------------------------------------------------------------------------------------------------------

Net loss                                          $(8,190,769)        $(7,083,413)      $(6,831,555)
========================================================================================================

GCGA's second mortgage loan consists of the Loan. The accounting policies of GCGA are consistent with those of the Partnership.

Michelson, Irvine, California

The property, which consists of three office buildings, is owned by Michelson Company Limited Partnership (the "Company"). The 90% general partner of the Company was DMA, a general partnership owned 49.19% by the Partnership and 50.81% by Yield Plus, and the 10% limited partner of DMA was SC Enterprises ("SCE"), an affiliate of the property's developer.

In April 1998, DMA sold its 90% general partnership interest in the Company to SCE along with two promissory notes (totaling approximately $1.2 million) due from SCE for a negotiated aggregate sale price of $64 million. SCE assigned its right to purchase the interest in the Company to Spieker Properties. L.P., which is not affiliated with the Partnership, its affiliated partnerships or SCE.

The sale price was received in cash at closing on April 3, 1998. On April 28, 1998, the Partnership distributed approximately $31.4 million

($181.09 per Unit), its share of the net proceeds from the sale, 100% to the Limited Partners. The Partnership's share of the gain on sale of the property was approximately $12.7 million; such gain was allocated 100% to Limited Partners in accordance with the Partnership Agreement.


Summarized financial information of DW Michelson is as follows:


                                INCOME STATEMENT


                                                                Years ended December 31,
                                                      1998                1997              1996
-------------------------------------------------------------------------------------------------------------
Revenues:
   Rental                                          $  1,809,111        $6,814,131        $6,600,303
   Gain on sale of property                          25,221,250              -                 -
   Other                                                114,859           110,244            41,640
-------------------------------------------------------------------------------------------------------------

                                                     27,145,220         6,924,375         6,641,943
-------------------------------------------------------------------------------------------------------------

Expenses:
   Property operating                                   736,120         2,917,322         2,506,666
   Depreciation and amortization                         64,745         2,108,642         2,210,576
-------------------------------------------------------------------------------------------------------------

                                                        800,865         5,025,964         4,717,242
-------------------------------------------------------------------------------------------------------------
Net income                                         $ 26,344,355        $1,898,411        $1,924,701
=============================================================================================================


Yield Plus and the Partnership received cash flow and profits and losses from operations according to their interests in DMA.

The accounting policies of DMA and the Company were consistent with those of the Partnership.

5.     Sale of Real Estate
       -------------------

On August 11, 1998, the Partnership sold the Century Alameda Distribution Center to an unaffiliated party for a negotiated sale price of $9.35 million. The Partnership recognized a gain on this sale of approximately $2.7 million, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement. On August 26, 1998, the Partnership distributed 100% to the Limited Partners approximately $9.1 million ($52.75 per Unit), the proceeds from the sale of the property (net of closing costs).

6.  Related Party Transactions
    --------------------------

An affiliate of Realty provided property management services for the Michelson and the Century Alameda Distribution Center properties. For the years ended December 31, 1998, 1997 and 1996, the affiliate received property management fees of approximately $40,000, $126,000, and $130,000, respectively. These amounts are included in property operating expenses.

Realty performs administrative functions and processes certain investor tax information for the Partnership. For the years ended December 31, 1998, 1997, and 1996, the Partnership incurred approximately $145,000, $212,000, and $212,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of December 31, 1998, the affiliates were owed a total of approximately $9,500 for these services.

7.  Litigation
    ----------

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. On August 14, 1998, the plaintiffs filed a notice of appeal from the Court's order. On January 6, 1999, the Delaware Supreme Court affirmed the Chancery Court's dismissal of the complaint.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

The Partnership is a limited partnership which has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:

                                               Position with the
Name                                       Managing General Partner
----                               -------------------------------------------
William B. Smith                        Chairman of the Board of Directors
E. Davisson Hardman, Jr.                President and Director
Lawrence Volpe                          Director
Ronald T. Carman                        Secretary and Director


All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 55, has been a Managing Director of Morgan Stanley and co-head of Morgan Stanley Realty Incorporated since July 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds Inc.

E. Davisson Hardman, Jr., age 49, has been a Managing Director of Morgan Stanley Asia, Ltd. since July 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Lawrence Volpe, age 51, is a Senior Vice President of Dean Witter Realty Inc., which he joined in 1983. Since June 1998, he has served in an advisory capacity in connection with Dean Witter Realty Inc. and related entities. Prior to June 1998, he was the Controller of Dean Witter Reynolds Inc., the Managing General Partner, and Dean Witter Realty, Inc., and a Director of Dean Witter Realty Inc.

Ronald T. Carman, age 47, is a Director and the Secretary of Dean Witter Realty Inc. He has been an Assistant Secretary of MWD and a Managing Director of Morgan Stanley and Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions of $244,162, $240,506 and $240,506 during the years ended December 31, 1998, 1997, and 1996, respectively.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the Financial Statements in Item 8 above.

The directors and officers of the Partnership's Managing General Partner received no remuneration from the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

    (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

    (b) The directors and executive officers of the Managing General Partner own the following Units as of February 28, 1999:

                                                              Amount and
                                                              Nature of
Title of Class        Name of Beneficial Owner           Beneficial Ownership
--------------        ------------------------           --------------------
Limited               All directors and executive                *
Partnership           officers of the Managing
Interests             General Partner, as a group

---------
*Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

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

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

                                   PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------


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

       (10)(k) Supplement and Amendment to Construction Loan Agreement dated October 27, 1997 between Government Center Garage Realty Trust (Borrower) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Lenders) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

       (10)(l) Third Amendment to Notes dated October 27, 1997 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Holder) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

       (10)(m) "Purchase and Sale Agreement" dated as of December 26, 1997 among DW Michelson Associates as Seller, Michelson Company Limited Partnership as Acquired Partnership and SC Enterprises as Purchaser, First Amendment to Purchase and Sale Agreement dated as of February 3, 1998 and Assignment and Assumption Agreement dated as of April 3, 1998 were collectively filed as an Exhibit to Form 8-K on April 3, 1998 and are incorporated herein by reference.

       (10)(n) "Purchase and Sale Agreement" dated as of July 1, 1998 between Dean Witter Realty Yield Plus II, L.P. as Seller and St. Paul Properties, Inc. as Purchaser was filed as an Exhibit to Form 8-K on August 11, 1998 and is incorporated herein by reference.


    (27)  Financial Data Schedule

   (b) No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

   (d) Financial statements of GCGA Limited Partnership, owner of an office building/parking garage complex located in Boston, Massachusetts.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY YIELD PLUS II, L.P.


By:   Dean Witter Realty Yield Plus II Inc.
      Managing General Partner


By:   /s/ E. Davisson Hardman, Jr.                    Date:  March 24, 1999
      --------------------------------------
      E. Davisson Hardman, Jr.
      President


By:   /s/ Charles M. Charrow                          Date:  March 24, 1999
      --------------------------------------
      Charles M. Charrow
      Controller
      (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DEAN WITTER REALTY YIELD PLUS II INC.
Managing General Partner


/s/ William B. Smith                                  Date: March 24, 1999
-------------------------------------
William B. Smith
Chairman of the Board of Directors

/s/ E. Davisson Hardman, Jr.                          Date: March 24, 1999
-------------------------------------
E. Davisson Hardman, Jr.
Director

/s/ Lawrence Volpe                                    Date: March 24, 1999
-------------------------------------
Lawrence Volpe
Director

/s/ Ronald T. Carman                                  Date: March 24, 1999
-------------------------------------
Ronald T. Carman
Director

                                  SCHEDULE III
                                  ------------

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                    Real Estate and Accumulated Depreciation

                                December 31, 1998

                         Initial Cost to Partnership (A)
                         -------------------------------

Reconciliation of real estate owned:

                                                                 1998               1997               1996
---------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                $7,304,626         $7,304,626         $7,092,624

Improvements                                                           -                  -            212,002
Sale of real estate                                           (7,304,626)                 -                  -
---------------------------------------------------------------------------------------------------------------
Balance at end of period                                               -         $7,304,626         $7,304,626
===============================================================================================================

Reconciliation of accumulated depreciation:

Balance at beginning of period                                $1,211,289         $1,012,772          $ 824,572
  Depreciation expense                                            99,258            198,517            188,200
  Sale of real estate                                         (1,310,547)                 -                  -
---------------------------------------------------------------------------------------------------------------

Balance end of period                                                  -         $1,211,289         $1,012,772
===============================================================================================================

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                          Year ended December 31, 1998

                                  Exhibit Index



    Exhibit No.                            Description
    ----------------------------------------------------------------------------

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

       (10)(k) Supplement and Amendment to Construction Loan Agreement dated October 27, 1997 between Government Center Garage Realty Trust (Borrower) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Lenders) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

       (10)(l) Third Amendment to Notes dated October 27, 1997 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Holder) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

       (10)(m) "Purchase and Sale Agreement" dated as of December 26, 1997 among DW Michelson Associates as Seller, Michelson Company Limited Partnership as Acquired Partnership and SC Enterprises as Purchaser, First Amendment to Purchase and Sale Agreement dated as of February 3, 1998 and Assignment and Assumption Agreement dated as of April 3, 1998 were collectively filed as an Exhibit to Form 8-K on April 3, 1998 and are incorporated herein by reference.

       (10)(n) "Purchase and Sale Agreement" dated as of July 1, 1998 between Dean Witter Realty Yield Plus II, L.P. as Seller and St. Paul Properties, Inc. as Purchaser was filed as an Exhibit to Form 8-K on August 11, 1998 and is incorporated herein by reference.


       (27)           Financial Data Schedule

       (99) Financial statements of GCGA Limited Partnership, owner of an office building/parking garage complex located in Boston, Massachusetts.