Form 10-Q
period 1999-03-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 1999-05-17
CIK 830340

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the period ended March 31,
1999

                               OR

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF
1934
      For the transition period from ________
to ________.

                Commission File Number:  0-
18149


             DEAN WITTER REALTY YIELD PLUS II,
L.P.
 (Exact name of registrant as specified in governing
                     instrument)


          Delaware                             13-
3469111
        (State    of   organization)
(IRS   Employer
Identification No.)

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

           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       DEAN WITTER REALTY YIELD PLUS II, L.P.

BALANCE SHEETS
                                              March
31,
December 31,
                                                1999
                             1998 ASSETS
Investment in unconsolidated partnerships
$14,677,503
$13,923,431

Cash and cash equivalents
1,684,078
2,062,767

Other assets
9,424
10,050


$16,371,005 $15,996,248
          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $
77,432    $
81,320

Partners' capital:
 General partners
3,482,090
3,444,225
 Limited partners ($500 per Unit, 173,164 Units
issued) 12,811,483
12,470,703

Total partners' capital
16,293,573
15,914,928


$16,371,005 $15,996,248





   See accompanying notes to financial statements.

       DEAN WITTER REALTY YIELD PLUS II, L.P.

             INCOME STATEMENTS OF INCOME

     Three months ended March 31, 1999 and 1998
                                                1999
1998
Revenues:
  Equity in earnings of unconsolidated partnerships
                     $  368,306
$  565,867
 Rental                                           -
                       478,330
 Interest and other
33,310
48,270


401,616
1,092,467

Expenses:
 Property operating                               -
198,427
 Depreciation and amortization                    -
64,325
 General and administrative
22,971
73,490

                                                 22,971 336,242

Net income                                   $
378,645     $
756,225

Net income allocated to:
    Limited partners                            $
                    340,780     $
680,602
 General partners
37,865
75,623

                                             $
378,645     $ 756,225
Net income per Unit of limited partnership interest

$     1.97 $     3.93









   See accompanying notes to financial statements.

       DEAN WITTER REALTY YIELD PLUS II, L.P.

           STATEMENT OF PARTNERS' CAPITAL

          Three months ended March 31, 1999


                                   Limited   General
                                   Partners  Partners
Total
Partners' capital at January 1, 1999
$12,470,703
$3,444,225                         $15,914,928

Net income                             340,780
37,865
378,645

Partners' capital at March 31, 1999
$12,811,483
$3,482,090                         $16,293,573







  See accompanying notes to financial statements.



      DEAN WITTER REALTY YIELD PLUS II, L.P.

             STATEMENTS OF CASH FLOWS

    Three months ended March 31, 1999 and 1998

1999       1998
Cash flows from operating activities:
   Net income                                $
                   378,645     $
756,225
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in earnings of unconsolidated
partnerships
(368,306)
(565,867)
   Depreciation and amortization                  -
64,325
   Decrease in other assets
626
333,798
   (Decrease)increase in accounts payable and other
liabilities (3,888)
30,094

     Net cash provided by operating activities
7,077 618,575

Cash flows from investing activities:
   Distributions from unconsolidated partnerships
                       466,997
630,000
 Contributions to unconsolidated partnerships
(852,763)
(153,925)

 Net cash (used in) provided by investing activities
(385,766)
476,075

Cash flows used in financing activities:
 Cash distributions                               -
(601,264)

(Decrease) increase in cash and cash equivalents
(378,689) 493,386

Cash and cash equivalents at beginning of period
2,062,767 2,680,667

Cash and cash equivalents at end of period
$1,684,078 $3,174,053







         See accompanying notes to financial
     statements.

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

The Partnership's interests in GCGA Limited
Partnership ("GCGA"),  the  partnership
which owns the the One Congress Street property, and DW Michelson Associates, the partnership which owned the Michelson property (sold 4/98), are accounted for on the equity method.

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

These   financial   statements  should   be
read   in
conjunction  with the annual financial
statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended
December 31, 1998. Operating results of interim periods may not be indicative of the operating results for the entire year.

  DEAN WITTER REALTY YIELD PLUS II, L.P.

       Notes to Financial Statements


2. Investments in Unconsolidated
Partnerships


Summarized financial information of GCGA is as follows:

Quarter   ended March 31,
                                      1999
1998
Revenue                                               $
3,978,874                          $
2,495,901

Expenses:
   Interest   on  second  mortgage  loan      2,005,848
1,787,625
    Other    interest                           947,193
948,903
    Property    operating                     1,698,965
1,192,435
    Depreciation   and   amortization           686,114
459,082

                                              5,338,120 4,388,045

Net     loss
$(1,359,246)
$(1,892,144)

GCGA's   second  mortgage  loan  is  the
participating mortgage  loan  from  the
Partnership  (42%)  and  Dean Witter
Realty  Yield Plus L.P., an  affiliated
public partnership  (58%). The Partnership
does not  recognize interest  income  on
its share of the  second  mortgage loan;
instead, the Partnership recognizes its
share  of GCGA's earnings exclusive of
GCGA's interest expense on the second
mortgage loan.

  DEAN WITTER REALTY YIELD PLUS II, L.P.

       Notes to Financial Statements


3. Related Party Transactions

An  affiliate  of  Realty provided property
management services  for the two properties
sold during 1998.  The affiliate received
property management fees of  $22,825 for
the  three months ended March 31, 1998  for
these services.                               This  amount  is
included   in   property
operating expenses.

Realty  performs  administrative
functions, processes investor transactions and prepares tax information for the Partnership. During the three-month periods ended March 31, 1999 and 1998, the Partnership incurred approximately
$11,500 and $53,000, respectively, for these services. These amounts are included in general and administrative expenses.

  DEAN WITTER REALTY YIELD PLUS II, L.P.

ITEM  2.                   MANAGEMENT'S
DISCUSSION  AND
ANALYSIS   OF   FINANCIAL
CONDITION   AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership completed a $86,582,000
public offering in   1990.  The
Partnership  has  no  plans  to  raise
additional capital.

As a result of property sales in 1998,
Partnership cash flow  from operations
decreased during the three months ended
March 31, 1999 compared to 1998.
The  Partnership's  interest in the
partnership  which owns  the One Congress
Street property ("GCGA") is  the
Partnership's   sole  property  interest.
GCGA has
accepted  a  bid  from an unaffiliated
third party to purchase the property, and the parties are currently negotiating the terms of a purchase and sale agreement.
The limited partners of GCGA have 30 days in which they can match the third party offer to buy the property. However, there can be no assurance that the property will be sold.

Currently,  the  vacancy rate in  the
downtown  Boston office market, the
location of One Congress Street,  is
approximately  7% and rental rates in this
market  are stable.   There  is no new
significant construction  in this  market.
During the three months ended March  31,
1999,  occupancy  of the office space at
the  property increased to 100% as an
agency of the government of the
Commonwealth  of  Massachusetts  (the
"Agency")  began occupying   18% of the
space in January  1999  under  a five-year
lease. The lease of the Government
Services Administration  ("GSA"), which
occupies  the  remaining 82% of the office
space and a portion of the property's
retail  space, expires no earlier than
August 1,  2003. The  lease  with Kinney
Systems, Inc. for  all  of  the property's
parking lot space also expires in 2003.
The remainder  of  the  retail  space,
which  is   not   a significant  portion
of  the  overall  space,  remains
substantially vacant.

  DEAN WITTER REALTY YIELD PLUS II, L.P.

The GSA lease requires GCGA to fund tenant
improvements of  up  to $2,580,000 and
leasing commissions of up  to $1,409,000.
GSA is required to repay GCGA  for  tenant
improvement costs that GCGA pays over
$1,280,000  (plus interest  at  8%)  in
monthly installments  over  five years.
The maximum amount of the Partnership's
share of       these   tenant-related
expenditures   (42%)                                is
approximately  $1,675,000 (of which
$546,000  would  be repaid  by  GSA, as
described above).  The  Partnership has
paid approximately $1,576,000 of such
expenditures through March 31, 1999 (of which $630,000 was paid during the first quarter of 1999).

During the three months ended March 31, 1999, the Partnership also contributed approximately $197,000 to GCGA for the Partnership's share of the costs needed to substantially complete the tenant improvements and fund the leasing commissions relating to Agency lease. The
Partnership's  share  of  GCGA's  total
tenant-related capital  expenditures
relating  to  the  Agency  lease
approximated $245,000.

The  Partnership  and Dean Witter  Realty
Yield  Plus, L.P., an affiliate,
(collectively, the "New GP") became the
general  partners  of GCGA on  October  21,
1997. Subsequently,  the New GP identified
several  areas  of the  parking garage at
the One Congress Street property which were
in need of repair.  In 1998, the New GP
had GCGA  fund repairs for several of the
problems  at  the garage  that  the  New GP
believed  required  immediate
attention, and hired an engineering firm to
investigate all  of the garage's space to
determine what additional repairs  are
required to safely  operate  the  garage.
During the first quarter of 1999, the
engineering  firm issued  its preliminary
report to GCGA, and the New  GP hired  a
second engineering firm to review  the
first firm's work for reasonableness and
completeness.                                      Once
the  engineers' reports are final, the New
GP will put out the recommended repair work to contractors for bids. Based on the initial report, the New GP believes that the cost of such repairs could be significant. If

  DEAN WITTER REALTY YIELD PLUS II, L.P.

the  prospective  buyer  of  the  One
Congress  Street property  agrees to
acquire the property "as  is",  the repair
costs  could be funded by  reducing   the
sale price  of  the  property. To the
extent that GCGA is required to fund the repair costs itself, GCGA will require the Partnership to fund its 42% share of such costs.

During  the  quarter  ended March  31,
1999, the One Congress Street property generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the remainder of 1999.

During the first quarter of 1999, the Partnership's contributions to GCGA and the Partnership's costs of operations exceeded its distributions from GCGA. This deficiency was funded from Partnership cash reserves.

The  Partnership  did  not pay any  cash
distributions during                                   the  three
months  ended  March   31,   1999.
Generally, future cash distributions will be paid from proceeds received from the sale of the One Congress Street property and cash reserves.

Except   as   discussed  above  and  in
the  financial
statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three months ended March
31, 1999 compared to 1998 are primarily
attributable to the following:

Rental   revenue,  property  operating
expenses   and
depreciation  and amortization expenses
decreased  in 1999 compared to 1998
primarily as a result of the sale of the Century Alameda property in August 1998.

Equity   in  earnings  of  unconsolidated
partnerships
decreased in 1999 compared to 1998 due to the sale of the Michelson property in April

1998.   This decrease was partially offset
by increased
earnings   from the Partnership's
investment  in  GCGA, primarily  as a
result of an increase in occupancy at the office space at the One Congress Street property from 70% in 1998 to 100% in 1999.

General  and administrative expenses
decreased in  1999 compared  to  1998
primarily due to the  sales  of  the
Michelson and Century Alameda property
interests.
There  were  no other individually
significant  factors
which caused changes in revenues or
expenses.

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

                              DEAN WITTER
REALTY YIELD PLUS
II, L.P.
                         By:   Dean Witter
Realty Yield
Plus                               II Inc.
                              Managing
General Partner


Date:   May  14,  1999       By:
/s/E.  Davisson
Hardman, Jr.
                              E. Davisson
                              Hardman, Jr.
                              President


Date:   May  14,  1999       By:
/s/Charles   M.
Charrow
                              Charles M.
                              Charrow
                              Controller
                               (Principal
Financial and Accounting Officer)

  DEAN WITTER REALTY YIELD PLUS II, L.P.


       Quarter Ended March 31, 1999

             Exhibit Index


Exhibit No.
Description
    27                      Financial

Data Schedule


                           E1