Form 10-Q
period 1999-06-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 1999-08-12
CIK 830340

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the period ended June 30, 1999

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

           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       DEAN WITTER REALTY YIELD PLUS II, L.P.

                   BALANCE SHEETS
                                              June
30, December 31,
                                                1999
1998
                       ASSETS

Investment in unconsolidated partnership
$14,948,206
$13,923,431

Cash and cash equivalents
1,666,004
2,062,767

Other assets
16,935
10,050


$16,631,145 $15,996,248
          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $
47,031    $
81,320

Partners' capital:
 General partners
3,511,144
3,444,225
 Limited partners ($500 per Unit, 173,164 Units
issued) 13,072,970
12,470,703

Total partners' capital
16,584,114
15,914,928


$16,631,145 $15,996,248






   See accompanying notes to financial statements.

       DEAN WITTER REALTY YIELD PLUS II, L.P.

                  INCOME STATEMENTS

  Three and six months ended June 30, 1999 and 1998
                                               Three
months ended Six months ended

June 30,
June 30,
                                               1999
1998 1999         1998
Revenues:
  Equity in earnings of
unconsolidated                $        $12,575,1  $
$13,140,9
    Partnerships              270,703  28
639,009 95
  Rental                           -
-
  Interest and other          41,869   436,113
75,179  914,443

                                       165,740            214,010
                              312,572
714,188
                                       13,176,98          14,269,44
                                       1                  8

Expenses:
  Property operating               -
-
  Depreciation and                 -   228,187
- 426,614
amortization                  22,031
45,002
  General and administrative           58,116             122,441

                                       42,931             116,421

                              22,031
                                       329,234
45,002  665,476

Net income                    $        $12,847,7  $       $13,603,9
                              290,541  47
669,186 72

Net income allocated to:
  Limited partners            $        $12,831,1  $       $13,511,7
  General partners            261,487  58
602,267 60

                              29,054   16,589
66,919  92,212

                              $        $12,847,7  $       $13,603,9
                              290,541  47
669,186 72

Net income per Unit of
limited                       $        $          $       $
  partnership interest        1.51     74.10

3.48     78.03







  See accompanying notes to financial statements.

      DEAN WITTER REALTY YIELD PLUS II, L.P.

          STATEMENT OF PARTNERS' CAPITAL

          Six months ended June 30, 1999


                                   Limited
General
                                   Partners
Partners Total
Partners' capital at January 1, 1999
$12,470,703
$3,444,225                         $15,914,928

Net income                             602,267
66,919
669,186

Partners' capital at June 30, 1999 $13,072,970
$3,511,144 $16,584,114









   See accompanying notes to financial statements.

       DEAN WITTER REALTY YIELD PLUS II, L.P.

              STATEMENTS OF CASH FLOWS

       Six months ended June 30, 1999 and 1998
                                                1999
1998
Cash flows from operating activities:
 Net income                                  $
669,186
$13,603,972
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Equity in earnings of unconsolidated partnerships
(639,009)
(13,140,995)
   Depreciation and amortization                  -
122,441
   Decrease in deferred assets                    -
18,624
   (Increase) decrease in other assets           (6,885)
408,854
   (Decrease) increase in accounts payable
       and other liabilities                        (34,289)
14,558
 Net cash (used in) provided by operating activities
(10,997)
1,027,454
Cash flows from investing activities:
   Distributions from unconsolidated partnerships
                       663,360
32,901,416
 Contributions to unconsolidated partnerships
(1,049,126)
(171,214)

     Net cash (used in) provided by investing
  activities                             (385,766)
32,730,202

Cash flows used in financing activities:
 Cash distributions                               -
(33,559,376)

(Decrease) increase in cash and cash equivalents
(396,763) 198,280

Cash and cash equivalents at beginning of period
2,062,767 2,680,667

Cash and cash equivalents at end of period
$1,666,004     $ 2,878,947

Supplemental disclosure of non-cash investing
  activities: Reclassification of real estate held
  for sale:
    Decrease in real estate:
    Building and improvements              $    -
                          $
7,304,626
      Accumulated depreciation                    -
(1,310,547)

Increase in real estate held for sale        $    -
$ 5,994,079
   See accompanying notes to financial statements.

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

In   the   opinion  of  management,  the
accompanying  financial
statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the gain on the sale of the Michelson property included in equity in earnings of unconsolidated partnerships in the second quarter of 1998, such adjustment consists only of normal recurring accruals.

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

       DEAN WITTER REALTY YIELD PLUS II, L.P.

            Notes to Financial Statements


2. Investments in Unconsolidated Partnerships


Summarized financial information of GCGA is as
follows:
                                                            Three months
                                   ended     Six months
                                   ended

June           30,
June 30,
                                           1999              1998
1999            1998
Revenue                  $         $         $         $
                         3,694,33  2,657,868
                         7,673,21  5,153,769 9              3

Expenses:
   Interest  on  second
mortgage loan            2,085,87  1,787,625
4,091,72  3,575,250
  Other interest         2                   0
  Property operating               948,215             1,897,118
     Depreciation   and  946,737             1,893,93
amortization                       1,755,334 0         2,947,769
                         1,744,45
                         0         459,082   3,443,41
918,164
                                             5
                         568,856
                                             1,254,97
                                             0


                         5,345,91  4,950,256 10,684,0
                         9,338,301 5              35

Net loss                 $(1,651,  $(2,292,3 $(3,010,
$(4,184,5
                         576)      88)       822)      32)


GCGA's second mortgage loan is a participating mortgage loan from the Partnership (42%) and Dean
Witter Realty Yield Plus L.P., an affiliated public partnership (58%). The Partnership does not recognize interest income on its share of the second mortgage loan; instead, the Partnership recognizes its share of GCGA's earnings exclusive of GCGA's interest expense on the second mortgage loan.

       DEAN WITTER REALTY YIELD PLUS II, L.P.

            Notes to Financial Statements


3. Related Party Transactions

An affiliate of Realty provided property management services for the two properties sold during 1998.
The affiliate received property management fees of $33,255 for the six months ended June 30, 1998 for these services. This amount is included in property operating expenses.

Realty  performs  administrative  functions,
processes  investor transactions  and  prepares tax
information for the  Partnership. Effective  January
1, 1999, the affiliate reduced fees for  these
services  because of the greatly decreased level  of
Partnership activity.   For  the six-month periods
ended June 30, 1999 and 1998, the Partnership incurred approximately $18,600 and $86,000, respectively, for these services. These amounts are included in general and administrative expenses.

       DEAN WITTER REALTY YIELD PLUS II, L.P.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND
ANALYSIS  OF
FINANCIAL
CONDITION    AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership completed a $86,582,000 public offering in 1990. The Partnership has no plans to raise additional capital.

As a result of property sales in 1998, Partnership cash flow from operations decreased during the six months ended June 30, 1999 compared to 1998.

The  Partnership's interest in the partnership which
owns the One Congress  Street  property  ("GCGA") is
the  Partnership's  sole property  interest.   GCGA
was  negotiating  the  terms  of   an agreement  to
sell the property to an unaffiliated third  party;
however, the third party has withdrawn its offer to purchase the property. As a result, GCGA will remarket the property for sale beginning in the third quarter of 1999. There can be no assurance that the property will be sold.

Currently, the vacancy rate in the downtown Boston
office market, the  location  of  One Congress
Street, is approximately  7%  and rental  rates  in
this  market are  stable.   There  is  no  new
significant construction in this market.  During the
three months ended June 30, 1999, occupancy at both
the parking garage and the office  space at the
property remained at 100%. The retail space, which is
not a significant portion of the overall space,
remained substantially vacant. No significant leases
expire before     2003.
In 1989, the Partnership and Dean Witter Realty Yield
Plus, L.P., an  affiliate,  (collectively, the "New
GP") made a participating second mortgage loan to
GCGA.  On October 27, 1997, the loan  was
restructured and the New GP became the general
partner  of  GCGA.
Subsequently, the New GP identified several areas of
the  parking garage at the One Congress Street
property which were in need  of repair.  In 1998, the
New GP had GCGA fund repairs for several of the
problems  at  the garage that the New GP  believed
required immediate attention, and hired an engineering
firm to investigate the overall garage space to
determine what additional repairs are required.
During the first quarter of 1999, the engineering firm
issued  its  preliminary report to GCGA, and  during
the  second quarter   of  1999,  a  second
engineering  firm  reviewed                                   the

        DEAN WITTER REALTY YIELD PLUS II, L.P.

first firm's work for reasonableness and completeness.
The New GP is currently working with the engineering firms to determine and plan the necessary repair work.
Based on the engineers' reports, the New GP believes that the cost of such repairs could be significant. However, the New GP does not expect to begin any repair work until 2000. GCGA will fund the repair costs by borrowing additional funds from the New GP.

The Partnership will fund its 42% share of the additional GCGA loan from its cash reserves.
However, if the property is sold, any costs which have not been funded by the time of the closing of the sale may, instead, be deducted from the property's sale price.

During  the  three and six months ended June 30,
1999,  the  One Congress  Street  property  generated
positive  cash  flow  from operations,  and  it  is
anticipated  that  the   property  will continue to do
so during the remainder of 1999.

During the three and six months ended June 30, 1999, the Partnership's contributions to GCGA to fund its share of tenant improvements and leasing commissions at the One Congress Street property and the Partnership's cash used in operations exceeded its distributions from GCGA. This deficiency was funded from Partnership cash reserves.

The Partnership did not pay any cash distributions during the six months ended June 30, 1999. Generally, future cash distributions will be paid from cash reserves and proceeds received from the sale of the One Congress Street property.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the threeand six-month periods ended June 30, 1999 compared to 1998 are primarily attributable to the following:

        DEAN WITTER REALTY YIELD PLUS II, L.P.

Rental revenue, property operating expenses and
depreciation  and amortization  expenses   decreased
in  1999  compared  to   1998 primarily as a result of
the sale of the Century Alameda property in August
1998.

Equity in earnings of unconsolidated partnerships decreased in 1999 compared to 1998 due to the sale of the Michelson property in April 1998. This decrease was partially offset by increased earnings from the Partnership's investment in GCGA, primarily as a result of an increase in occupancy at the office space at the One
Congress Street property from 70% in 1998 to 100% in 1999.
During  the  three  and six-month periods ended  June
30,  1999,
interest and other revenues decreased by approximately $110,000 due to interest earned in 1998 on the proceeds from the Michelson sale before such proceeds were distributed to the Limited
Partners

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

                         By:   Dean Witter Realty
Yield Plus
II Inc.
                              Managing General
Partner


Date:  August 12, 1999   By:       /s/E. Davisson
Hardman, Jr.
                              E. Davisson Hardman,
Jr.
                              President


Date:  August 12, 1999      By:         /s/Charles M.
Charrow
                              Charles M. Charrow
                              Controller
                                  (Principal
Financial     and Accounting Officer)

        DEAN WITTER REALTY YIELD PLUS II, L.P.


             Quarter Ended June 30, 1999

                    Exhibit Index


Exhibit No.                      Description
    27                      Financial Data Schedule


























                           E1