Form 10-Q
period 1999-09-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 1999-11-15
CIK 830340

                          UNITED STATES
                   SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C. 20549

                            FORM 10-Q

        [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934
             For the period ended September 30,
1999

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
                   BALANCE SHEETS
                                        September
December
                                           30,
31,
                                           1999
1998
                      ASSETS
Investment in unconsolidated            $14,346,4   $13,923,4
partnership                             60          31
Cash and cash equivalents
                                        2,761,872   2,062,767
Other assets

                                        16,318      10,050

                                        $17,124,6   $15,996,2
                                        50          48

   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities  $           $
                                        52,567      81,320

Partners' capital:
  General partners
  Limited partners ($500 per Unit,      3,559,940
3,444,225
173,164 Units issued)
                                        13,512,14
12,470,70
                                        3           3

Total partners' capital
                                        17,072,08
15,914,92
                                        3           8

                                        $17,124,6   $
                                        50
15,996,24
                                                    8



   See accompanying notes to financial
statements.


       DEAN WITTER REALTY YIELD PLUS II, L.P.

            INCOME STATEMENTS

 Three and nine months ended September
                        30, 1999 and
                        1998
                                  Three
months ended Nine months ended

September 30, September 30,

1999
1998
1999         1998
Revenues:
  Equity in earnings of
    unconsolidated       $         $
$
$13,338,
partnerships             512,679
197,012
1,151,688   007
  Gain on sale of real       -
-
estate                       -
2,722,277
- 2,722,27
  Rental                                                 7
  Interest and other     (2,351)   203,940   72,828

                                   1,118,38 54,133 3


268,143
                         510,328   3,177,362
1,224,516    17,446,8
                                                         10

Expenses:
  Property operating         -
-
  Depreciation and           -     77,058
- 503,672
amortization
  General and            22,359    3,767     67,361
126,208
administrative
                                   61,033
177,454


                         22,359    141,858   67,361
807,334

Net income               $         $3,035,50   $
$16,639,
                         487,969   4
1,157,155    476

Net income allocated to:
  Limited partners       $         $3,004,18   $
$16,515,
  General partners       439,172   1
1,041,440    941

                         48,797    31,323    115,715
123,535

                         $         $3,035,50   $
$16,639,
                         487,969   4
1,157,155    476


Net income per Unit of
  limited partnership    $          $        $
$ $
interest                 2.53      17.35     6.01
95.38
   See accompanying notes to financial statements.

       DEAN WITTER REALTY YIELD PLUS II, L.P.
           STATEMENT OF PARTNERS' CAPITAL
        Nine months ended September 30, 1999
                                   Limited   General
                                   Partners
Partners  Total
Partners' capital at January 1, 1999
$12,470,703    $
3,444,225                          $15,914,928

Net income                           1,041,440
115,715
1,157,155

Partners' capital at September 30,
1999 $13,512,143                    $
3,559,940
$17,072,083



  See accompanying notes to financial
              statements.

DEAN WITTER REALTY YIELD PLUS II, L.P.

       STATEMENTS OF CASH FLOWS
 Nine months ended September 30, 1999
               and 1998

1999       1998
Cash flows from operating activities:
              Net income
                   $
1,157,155
$16,639,476
 Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
     Equity in earnings of
     unconsolidated
partnerships (1,151,688)
(13,338,007)
   Gain on sale of real estate
-
(2,722,277)
     Depreciation and amortization
-
126,208
    Decrease in deferred expenses
18,624
     (Increase) decrease in other assets
(6,268)
404,543
     Decrease in accounts payable and other
liabilities
(28,753)
(28,709)
     Decrease in security deposits payable
                       -
(97,919)

        Net cash (used in) provided by
operating activities (29,554)
1,001,939

Cash flows from investing activities:
     Distributions from
       unconsolidated
partnerships 1,837,119
32,897,180
  Contributions to
unconsolidated partnerships
(1,108,460)
(600,210)
       Proceeds from sale of
                       real
                       estat
                       e -
9,163,908

    Net cash provided by investing
              activities
728,659
41,460,878
Net cash flows used in financing
activities:
 Cash distributions
(42,934,281)

Increase (decrease)in cash and cash
equivalents
699,105
(471,464)

Cash and cash equivalents at beginning
of
period
2,062,767
2,680,667

Cash and cash equivalents at end of


period    $ 2,761,872  $ 2,209,203











  See accompanying notes to financial
              statements.

DEAN WITTER REALTY YIELD PLUS II, L.P.

     Notes to Financial Statements

1. The Partnership

Dean  Witter Realty Yield Plus II, L.P.
(the "Partnership") is  a limited
partnership organized
under the laws  of  the  State  of Delaware   in 1988.   The
Managing  General  Partner   of   the Partnership  is Dean
Witter Realty Yield Plus II Inc., which is wholly-owned by Dean Witter Realty Inc. ("Realty").
The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes.
The Partnership's interests in GCGA Limited Partnership ("GCGA"), the partnership which owns the the One Congress Street property, and DW Michelson Associates, the partnership which owned the Michelson property (sold April
1998), are accounted for  on  the equity method.
Net income per Unit amounts were calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.
In   the   opinion  of  management,  the
accompanying  financial
statements, which have not been audited, include all adjustments necessary to present fairly the results
for the interim  periods. Except                        for
the gain on the sale of the Century Alameda Distribution Center in the third quarter of 1998 and the gain on the sale of the Michelson property included in equity in earnings of unconsolidated partnerships in the second quarter of 1998, such adjustment consists only of normal recurring accruals.
These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed

with   the Securities  and  Exchange

Commission for the year ended  December

31,  1998.  Operating  results of interim

periods  may  not  be indicative of the

operating results for the entire year.

 DEAN WITTER REALTY YIELD PLUS II, L.P.

      Notes to Financial Statements


2. Investment in Unconsolidated
Partnership


Summarized financial information of GCGA is as follows:

                                   Three months ended
                                   Nine months ended
September      30,
September 30,
                                           1999
1998
1999           1998
Revenue                  $         $         $11,809,
$
                         4,135,79  3,141,144 008
8,294,913
                         5

Expenses:
   Interest  on  second
mortgage loan            2,121,39  1,946,877
6,213,11  5,522,127
  Other interest         6                   6
  Property operating               948,068
2,845,186
     Depreciation   and  946,272             2,840,20
amortization                       1,521,155 2         4,468,924
                         1,595,19
                         4         459,082
5,038,60
1,377,246
                                             9
                         618,551

1,873,52
                                             1


                         5,281,41  4,875,182
15,965,4
                         14,213,48 3
48 3

Net loss                 $(1,145,  $(1,734,0
$(4,156,
$(5,918,5
                         618)      38)
440) 70)


GCGA's second mortgage loan is a participating mortgage loan from the Partnership (42%)

and Dean Witter Realty Yield Plus L.P.,

an affiliated  public partnership (58%).

The Partnership  does  not recognize

interest  income on its share of the

second  mortgage loan;  instead,  the

Partnership recognizes its share  of

GCGA's earnings  exclusive of  GCGA's

interest expense  on  the  second mortgage

loan.






             DEAN WITTER REALTY YIELD PLUS

            II, L.P. Notes to Financial

            Statements


3. Related Party Transactions

Realty  performs  administrative
functions, processes  investor
transactions  and  prepares tax
information for the  Partnership.
Effective January 1, 1999, Realty reduced
fees for these services because  of the
greatly decreased level of Partnership
activity. For the nine-month periods ended
September 30, 1999 and 1998, the
Partnership incurred   approximately
$26,000   and   $117,000, respectively,
for these services. These amounts are
included  in general and administrative
expenses.

An affiliate of Realty provided property management services for the two properties sold during 1998. The affiliate received property management fees of $40,115 for the nine months ended September 30, 1998 for these services. This amount is included in property operating expenses.

4.  Subsequent Distribution

On  October 27, 1999, the Partnership


distributed $10.44 per Unit from   cash


reserves  to  the Limited  Partners.


The   cash distribution aggregated


$2,008,702, with $1,807,832  distributed


to  the  Limited Partners and $200,870


distributed to the General Partners.

  DEAN WITTER REALTY YIELD PLUS II, L.P.

ITEM 2.                  MANAGEMENT'S
DISCUSSION AND ANALYSIS  OF
FINANCIAL
CONDITION    AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The  Partnership completed a $86,582,000
public offering in 1990.
The Partnership has no plans to raise
additional capital.
As a result of property sales in 1998,
Partnership cash flow from operations
decreased during the nine months ended
September  30, 1999 compared to 1998. The
Partnership's interest in the partnership
which owns the One Congress  Street
property  ("GCGA") is the  Partnership's
sole property interest.  GCGA is currently
marketing the property  for sale.
However, there can be no assurance that
the property  will be sold.
Currently, the vacancy rate in the
downtown Boston office market, the
location  of  One Congress Street, is
approximately  7%  and rental  rates  in
this  market are  stable.   There  is  no
new significant construction in this
market.  During the nine  months ended
September 30, 1999, occupancy at both the parking garage and the office space at the property remained at 100%. The retail space, which is not a significant portion of the overall space, remained substantially vacant. No significant leases expire before 2003.
In 1989, the Partnership and Dean Witter
Realty Yield Plus, L.P., an  affiliate,
(collectively, the "New GP") made a
participating second mortgage loan to
GCGA. On October 27, 1997, the loan was restructured and the New GP became the general partner of GCGA. Subsequently, the New GP identified several areas of the parking garage at the One Congress Street property which were in need of repair. In
1998, the New GP had GCGA fund repairs for several of the problems at the garage that the New GP believed required immediate attention, and hired an engineering firm to investigate the overall garage space to determine what additional repairs are required. During the first quarter of 1999, the engineering firm issued its preliminary report to GCGA, and during the second quarter of 1999, a second engineering firm reviewed the

  DEAN WITTER REALTY YIELD PLUS II, L.P.

first firm's work for reasonableness and completeness. The New GP is currently working with the engineering firms to determine and plan the necessary repair work. Based on the engineers' reports, the New GP believes that the cost of such repairs could be significant.
However, the New GP does not expect  to
begin any repair work until 2000. GCGA will fund any repair costs by borrowing additional funds from the New GP.

The Partnership will fund its 42% share of any additional GCGA loan from its cash reserves. However, if the property is sold, any costs which have not been funded by the time of the closing of the sale may, instead, be deducted from the property's sale price.

During  the three and nine months ended
Septebmer 30, 1999,  the One  Congress
Street property generated positive cash
flow  from operations,  and  it  is
anticipated  that  the   property  will
continue to do so during the period the
Partnership continues to own its interest in the property.
During  the  three  and  nine months ended
September 30,  1999, distributions  from
GCGA exceeded the Partnership's
contributions to GCGA to fund its share of tenant improvements and leasing commissions at the One Congress
Street  property and  the
Partnership's cash used in operations.

The  Partnership  did not pay any cash
distributions during  the nine  months
ended  September 30, 1999. In  October
1999,  the Partnership  made  cash
distributions out of cash  reserves  (see
Note  4  to the  Financial Statements).
Generally,  future  cash distributions
will be paid from  proceeds received
from the  sale of  the  One  Congress
Street property and any remaining cash reserves.
Except  as  discussed above and in the
financial statements,  the Managing
General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.
Operations
Fluctuations in the Partnership's
operating results for the threeand nine-month periods ended September 30, 1999 compared to 1998 are primarily attributable to the following:

  DEAN WITTER REALTY YIELD PLUS II, L.P.

Equity in earnings of unconsolidated partnerships decreased during the nine months ended September 30, 1999 compared to 1998 due to the sale of the Michelson property in April 1998.

During the three and nine months ended
September 30, 1999, equity in  earnings
of GCGA was approximately $513,000 and
$1,152,000, respectively.   During the
three and nine months ended September 30, 1998, equity in earnings of GCGA was approximately $201,000 and $104,000, respectively. The increases in earnings of GCGA is primarily due to an increase in occupancy at the office space at the One
Congress Street property from 70% in 1998 to 100% in 1999.

The  1998  gain on sale of real estate
resulted from the August 1998 sale of the Century Alameda Distribution Center.

Rental revenue, property operating
expenses and depreciation  and
amortization  expenses   decreased in
1999  compared  to 1998
primarily as a result of the 1998 property sale.

In  1999, interest and other revenues
decreased primarily due  to interest
earned in 1998 on the proceeds from the
sales  of  the Michelson  and Century
Alameda properties before such proceeds were distributed to the Limited Partners

General and administrative expenses
decreased in 1999 compared to 1998
primarily  due  to the sales of the
Michelson  and  Century Alameda
properties.

There were no other individually
significant factors which caused changes in revenues or expenses.

Year 2000 Readiness

Many  of  the world's computer systems
(including those  in  noninformation
technology equipment and systems)
currently  record years  in  a  two-digit
format.  If not addressed, such  computer
systems may be unable to properly
interpret dates beyond the year 1999,
which could lead to business disruptions
in the U.S.  and internationally (the
"Year 2000" issue).
The potential costs and uncertainties
associated with the Year 2000 issue may
depend on a number of factors, including
software, hardware and the nature of the
industry   in  which  a  company
operates. Additionally, companies  must
coordinate with other entities with  which
they
electronically interact. The Partnership
and the Managing General Partner
recognize the importance of insuring that
its  business operations  are not
disrupted as a result of the Year 2000
issue and
have taken a number of steps to insure that Year
2000 issues are identified and remediated.
The  Managing General Partner has assessed its
internal  computer information systems and is
taking steps to remediate  its mission-critical
systems (at no cost to the Partnership).  The
Managing General Partner is also surveying and
communicating with vendors (primarily  property
managers  and  banks)
with  whom  it
has
important  financial and operating
relationships,   to determine the  extent to
which they are vulnerable to
Year 2000 issues, in order either to insure compliance or develop contingency plans to mitigate the risk associated with a non-compliant vendor. This process is expected to be completed during the fourth quarter of 1999.

In  addition, the Managing General Partner and
these vendors  are currently   evaluating   and
assessing those   mission-critical computer
systems in the Partnership's properties not
related  to information technology.  These
systems, which generally  operate in  a
building  include, without limitation,
telecommunication, security   (such  as  card-
access door  lock  systems),   energy management
and
elevator systems.  As a result of the technology
used in  this  type  of  equipment, it  is
possible  that this equipment  may  not  be
repairable and accordingly  may  require
complete replacement by the Partnership.
Because this assessment is  ongoing, the total
cost of bringing all systems and equipment into
Year 2000 compliance has not been fully
quantified. Based upon
available information, the General Partner does
not believe  that these   costs  will  have  a
material
adverse  effect  on
the Partnership's business, financial

condition or results. However, it is possible that there could be adverse consequences to the Partnership as a result of Year 2000 issues that are outside the Partnership's control.
The General Partner is evaluating these issues and developing contingency plans where appropriate.

There  are  many  risks  associated with  the
Year
2000  issue, including  the  possibility of a
failure of   computer  and  noninformation
technology systems. Such failures could cause
system malfunctions  which may have a material
adverse  effect  on  the Partnership  or its
properties. In addition, even if the  General
Partner  successfully  remediates  its
Year  2000  issues,
the Partnership can be materially and adversely
affected
by  failures of  third  parties to remediate their
own
Year 2000 issues.
The Partnership   recognizes  the  uncertainty   of
such   external dependencies  since it can not
directly control  the
remediation efforts  of  third  parties.
The failure of third parties with which the Partnership has financial or operational relationships such as banks, tenants, vendors, property managers and utilities, to remediate their computer and non-information technology systems issues in a timely manner could result in a material financial risk to the Partnership.

If  the  above mentioned risks are not
remedied, the Partnership may experience business interruption or shutdown, financial loss, or regulatory actions.


Inflation
Inflation  has been consistently low
during the periods presented in  the
financial statements and, as a result,
has  not  had  a significant
effect on the operations of the

Partnership  or  its properties.

 DEAN WITTER REALTY YIELD PLUS II, L.P.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-

K.

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

                         By:   Dean
Witter Realty Yield Plus
II Inc.
                              Managing
General Partner


Date:  November 15, 1999 By:       /s/E.
Davisson
Hardman, Jr.
                              E. Davisson
Hardman, Jr.
                              President


Date:  November 15, 1999    By:
/s/Charles M.
Charrow
                              Charles M.
                              Charrow
                              Controller

(Principal


Financial     and Accounting Officer)

       DEAN WITTER REALTY YIELD PLUS

II, L.P.

                Quarter Ended

                          September

                          30, 1999

                          Exhibit

                          Index









Exhibit No.

Description

    27
Financial
Data Schedule