Form 10-K
period 1999-12-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 2000-03-29
CIK 830340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1999

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

The proceeds from the offering were used to make investments in three participating mortgage loans and land leases secured by interests in real property. The Partnership subsequently acquired equity interests in the real estate securing all of the loans through foreclosure or transfers of ownership in lieu of foreclosure. All properties but the One Congress Street property were sold in 1998. The One Congress Street property is described in Item 2 below.

The One Congress Street property is currently being marketed for  sale,  with the objective of completing  such  sale  in
2000.   There  can be no assurance that this  property  will
sold.

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

ITEM 2.                                         PROPERTIES

The Partnership's principal offices are located at Two World
Trade Center, New York, New York 10048. The Partnership has no other offices.

As of December 31, 1999, the Partnership owned a 42% interest in the corporate joint venture which owns the general partnership interest in GCGA Limited Partnership ("GCGA"), the owner of the One Congress Street office building. Dean Witter Realty Yield Plus, L.P. ("Yield Plus"), an affiliate of the Partnership, owns the remaining 58% joint venture interest. Yield Plus and the Partnership jointly made a $59.2 million participating second mortgage loan to GCGA in 1990; the Partnership's share of this mortgage loan was approximately $24.9 million. In 1996, GCGA filed for bankruptcy protection, and in 1997, GCGA entered into a settlement agreement in which the joint venture acquired the general partnership interest in GCGA. Yield Plus and the Partnership recorded their shares of the equity interests in the property at $19.5 million and $13.9 million, respectively, the net carrying value of their loans at the acquisition date (which, in aggregate was lower than the estimated fair value of the property). The property, which includes an income-producing parking garage, is located in Boston, MA. Construction of the building was completed in 1991. The building has a net rentable area of 283,000 square feet, including 37,000 square feet of retail space. The property is subject to a first mortgage loan.

The largest office tenant at the One Congress Street building is the Government Service Administration ("GSA"). GSA occupied 82% of the building's office space during 1999, and at December 31, 1999. GSA's lease expires on July 31, 2006; however, after July 31, 2003, GSA has a one-time option to terminate its lease on all or a portion of its space. The lease does not include any renewal options. GSA's 1999 rent per annum was approximately $35.16 per square foot, and will increase periodically to a maximum of $47.09 per square foot, beginning in August 2005.

The lease of the Commonwealth of Massachusetts, which occupies the remaining office space at the One Congress Street building, expires in January 2004. The 1999 rent per annum from this lease is approximately $38.22 per square foot, and will increase annually to a maximum of $40.22 per square foot in 2003.

All of the parking space is leased to Kinney Systems, Inc. through December 31, 2003, subject to two successive five year renewal options at market rental rates (but in no event less than 105% of the rent payable in 2003). The 1999 rent per annum on this lease was approximately $4,238,000 and rents will increase annually to a maximum rent per annum of $4,498,00 in 2003.

In 1999, GSA also leased approximately 19% of the retail space at the property; however, the retail space, which is not a significant portion of the overall space, remained substantially vacant during 1999 and at December 31, 1999.

The One Congress Street property is managed by an affiliate of the original general partner of GCGA.

Generally, the leases pertaining to the property provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, the property is adequately covered by insurance.

The property owner's Federal tax basis of the One Congress Street property is approximately $45.0 million. The building is depreciated using an accelerated method over a period of 15 years. The property owner's real estate taxes in 1999 totaled approximately $4.5 million and were assessed at a rate of $4.08 per $100 of assessed valuation.

Further information relating to the Partnership's properties
is  included  in  Item  7  and  Note  4   to  the  financial
statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS

None.


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

As of March 10, 2000, there were 7,368 holders of limited partnership interests.

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

The Partnership paid cash distributions during the year ended December 31, 1999 aggregating $10.44 per Unit. Total distributions amounted to $2,008,702 with $1,807,832 distributed to the Limited Partners and $200,870 to the General Partners.

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

The   Partnership   does  not  anticipate   making   regular
distributions  to  its partners in the  future.   Generally,
future   cash  distributions  will  be  paid  from  proceeds
received  from the sale of the One Congress Street  property and cash reserves.

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

Taxable   income  (subject  to  certain  adjustments)   will
generally be allocated to the partners in proportion to  the distribution  of  distributable cash or  sale  or  financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash  or  sale  or financing proceeds).  At a  minimum,  the
General Partners must be allocated 1% of the taxable  income from  a  sale  or  financing.  Tax losses, if  any  will  be allocated 90% to the Limited Partners and 10% to the General
Partners.

ITEM 6.                                   SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:
  Years ended December 31, 1999, 1998, 1997, 1996 and 1995

                        1999        19981              19972
19963      1995
Total   revenues    $  1,873,153        $17,623,800        $
3,359,076        $ 4,073,429       $ 4,790,945

Net  income                 $  1,735,154      $16,812,595  $
1,741,253        $ 1,013,115       $ 3,445,931

Net income per
 Unit of limited
  partnership interest     $      9.02       $      96.23  $
9.05   $      5.27        $     17.91

Cash distribution paid
 per Unit of limited
  partnership  interest4    $      10.44       $     246.535
$     12.50      $     12.50       $     16.25

Total assets at
     December     31        $15,708,254          $15,996,248
$42,328,088      $43,004,012       $44,487,504
_________________________

1.Total  revenues  and  net income  include  gains  of  $2.7 million  and  $12.7 million on the sales  of  the  Century
  Alameda and Michelson properties, respectively.

2.Total revenues and net income are net of reserves of  $1.1
  million  of  accrued  but  unpaid  interest  on  the   One
  Congress Street participating mortgage loan.

3.    Net income is net of a $1.5 million loss on impairment
  on the One Congress Street participating mortgage loan, and total  revenues and net income are net of reserves of  $.5 million of accrued by unpaid interest on the loan.

4. Distributions paid to Limited Partners included returns of capital per Unit of Limited Partnership interest of $1.42 and $200.77 for the years ended December 31, 1999 and 1998 respectively, calculated as the excess of cash distributed per Unit over accumulated earning per Unit not previously distributed. All distribution paid to Limited Partners in 1995-1997 represented returns of capital.

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

As a result of the property sales, Partnership cash flow from operations decreased during 1999 as compared to 1998.

Currently, the Partnership's 42% interest in the partnership ("GCGA") which owns the One Congress Street property is the Partnership's sole property interest. GCGA is discussing the sale of the property with parties it has identified as being interested in acquiring the property; however, there can be no assurance that the One Congress Street property will be sold.

Currently, the vacancy rate in the downtown Boston office market, the location of One Congress Street, is approximately 7% and rental rates in this market are stable. There is no significant new construction in this market. During the year ended December 31, 1999, occupancy at both the parking garage and the office space at the property remained at 100%. GCGA's lease with the Government Services Administration ("GSA"), which occupies approximately 82% of the office space at the property, is scheduled to expire no earlier than August 1, 2003. The lease with the Commonwealth of Massachusetts, which occupies the remaining office space, is scheduled to expire in January 2004. The lease for 100% of the parking lot space at the property with Kinney Systems, Inc. expires in December 2003. The retail space, which is not a significant portion of the overall space, remains substantially vacant.

GCGA is negotiating a lease of all the vacant retail space at the property to a single tenant. If GCGA is successful, it may incur a significant amount of capital expenditures and leasing commissions to lease the space. The Partnership will be responsible for making additional loans to GCGA to fund 42% of such expenditures (the amount of which is uncertain at this time).

In 1998, the Partnership and Dean Witter Realty Yield Plus, L.P., an affiliate, (collectively, the "New GP") identified several areas of the parking garage at the One Congress Street property which were in need of repair. In 1998, the New GP had GCGA fund repairs for several of the problems at the garage that the New GP believed required immediate attention, and hired an engineering firm to investigate the overall garage space to determine what additional repairs are required. During the first quarter of 1999, the engineering firm issued its preliminary report to the New GP, and during the second quarter of 1999, a second engineering firm reviewed the first firm's work for reasonable and completeness. The New GP, after consulting with the engineering firms, has determined and planned the necessary repair work, and has selected the contractors who will perform the repair work. The New GP expects that the repair work will begin during the second quarter of 2000, and will be completed by the end of 2000. The cost of this work to GCGA is expected to be between $2 million and $3 million. The Partnership will be responsible for making additional loans to GCGA to fund 42% of such fundings (between $840,000 and $1,260,000).

The Partnership will fund its share of additional GCGA loans from its cash reserves. However, any costs of tenant-related expenditures which have not been funded by the time of the closing of the sale of the One Congress Street property may instead be deducted from the sale proceeds.

During the year ended December 31, 1999, the One Congress Street property generated positive cash flow from operations, and it is anticipated that it will continue to do so during the period the Partnership owns its interest in the property.

During the year ended December 31, 1999, the Partnership made cash distributions out of cash reserves (see Item 5). Generally, future cash distributions will be paid from proceeds received from the sale of the One Congress Street property and any remaining cash reserves.

During the year ended December 31, 1999, the Partnership's distributions to investors, contributions to GCGA (to fund its share of tenant improvements and leasing commissions at the One Congress Street property) and cash used in operations exceeded the Partnership's distributions from GCGA's operating cash flow. This deficiency was funded with Partnership cash reserves.

The Managing General Partner believes that the Partnership's cash reserves are adequate for its needs in 2000.

Except  as  discussed above and in the financial statements, the  Managing General Partner is not aware of any  trend  or
events,  commitments  or  uncertainties  that  may  have   a
material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for  the year  ended  December 31, 1999 compared  to  1998  and  1998
compared   to  1997  are  primarily  attributable   to   the
following:

The Partnership's equity in earnings of joint ventures included its $12.7 million share of the gain on the sale of the Michelson property in April 1998 and its share of earnings from operations of the Michelson property, which were approximately $550,000 and $934,000 in 1998 and 1997, respectively.

During the years ended December 31, 1999, 1998 and 1997, the Partnership's equity in earnings of the joint venture which owns the general partnership interest in GCGA was approximately $1,792,000, $335,000, and $192,000, respectively. The 1999 increase is primarily due to the increase in rental revenues at the One Congress Street property resulting from an increase in office space occupancy from 73% in 1998 to 100% in 1999; the Partnership's 42% share of the increase in revenues was $1,924,000. This increase was partially offset by increases in property real estate taxes and depreciation and amortization expenses relating to capital expenditures and leasing commissions incurred in leasing the remaining vacant space; the Partnership's share of the increase in these costs were $434,000 and $327,000, respectively. Equity in earnings of the GCGA joint venture was lower in 1997 than 1998 because the Partnership did not begin to recognize its share of earnings from this joint venture until October 27, 1997.

The gain on sale of the real estate resulted from the August 1998 sale of the Century Alameda property. See Note 5 to the financial statements. The sale also caused the decreases in 1999 and 1998 rental income, property operating expenses and depreciation and amortization expenses.

In  1999 and 1998, there was no interest income recorded  on
the   Partnership's  participating  mortgage  loan  to  GCGA
because the loan was accounted for as an investment in a joint venture.

In 1998, interest on cash and cash equivalents and other revenues was greater than in 1999 and 1997 primarily due to interest earned in 1998 on the proceeds from the sales of the Michelson and Century Alameda properties before such proceeds were distributed to the Limited Partners.

General  and  administrative  expenses  decreased  in   1999
compared to 1998 and 1998 compared to 1997 primarily due to the sales of the Michelson and Century Alameda properties.

The were no other individually significant factors which caused changes in revenues or expenses.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



        DEAN WITTER REALTY YIELD PLUS II, L.P.


                        INDEX


                                                       Page

(a) Financial statements

Independent Auditors' Report
Balance Sheets at December 31, 1999 and 1998
Income Statements for the years ended December 31,
  1999, 1998 and 1997
Statements of Partners' Capital for the years
  ended December 31, 1999, 1998 and 1997
Statements of Cash Flows for the years ended December 31,
            1999,           1998          and           1997
Notes to Financial Statements










All schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

Independent Auditors' Report



The Partners
Dean Witter Realty Yield Plus II, L.P.


We have audited the accompanying balance sheets of Dean Witter Realty Yield Plus II, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus II, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                 Deloitte & Touche LLP
                              /s/Deloitte & Touche LLP


New York, New York
March 20, 2000

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                         BALANCE SHEETS

                   December 31, 1999 and 1998
                                                 1999      1998
                             ASSETS

Investment  in  joint  venture                   $14,311,690
$13,923,431

Cash  and  cash  equivalents                       1,377,357
2,062,767

Other   assets                                        19,207
10,050

                                                 $15,708,254
$15,996,248


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $    66,874    $
81,320


Partners' capital:
   General  partners                               3,416,870
3,444,225
  Limited  partners ($500 per Unit, 173,164   Units  issued)
12,224,510                                    12,470,703

   Total  partners'  capital                      15,641,380
15,914,928

                                                 $15,708,254
$15,996,248







         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                        INCOME STATEMENTS

          Years ended December 31, 1999, 1998, and 1997

                                      1999      1998       1997
Revenues:
  Equity  in  earnings  of joint ventures         $1,791,853
$13,554,417                                       $1,125,625
Rental                                    -        1,118,383
1,564,070
   Gain  on  sale of real estate           -       2,655,594
-
 Interest on participating mortgage loan          -          -
503,707
 Interest on cash and cash equivalents and
         other      income                            81,300
295,406                               165,674

                                                   1,873,153
17,623,800                          3,359,076

Expenses:
 Property operating                    49,309             508,469
922,107
  Depreciation  and  amortization           -        126,208
392,618
 General and administrative            88,690             176,528
303,098

                                      137,999             811,205
1,617,823

Net income                         $1,735,154    $16,812,595
$1,741,253


Net income allocated to:
 Limited partners                  $1,561,639    $16,663,573
$1,567,128
 General partners                     173,515             149,022
174,125

                                   $1,735,154    $16,812,595
$1,741,253


Net income per Unit of limited partnership
 interest                          $     9.02          $    96.23
$     9.05







         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                 STATEMENTS OF PARTNERS' CAPITAL

          Years ended December 31, 1999, 1998 and 1997

                                   Limited   General
                                   Partners  Partners      Total
                                             `

Partners'  capital  at January 1,  1997          $39,094,671
$3,605,746                         $42,700,417

Net income                           1,567,128            174,125
1,741,253

Cash        distributions                        (2,164,550)
(240,506)                           (2,405,056)


Partners'  capital  at December 31,  1997         38,497,249
3,539,365                           42,036,614

Net income                          16,663,573            149,022
16,812,595

Cash        distributions                       (42,690,119)
(244,162)                          (42,934,281)


Partners'  capital  at December 31,  1998         12,470,703
3,444,225                           15,914,928

Net income                           1,561,639            173,515
1,735,154

Cash        distributions                        (1,807,832)
(200,870)                           (2,008,702)

Partners'  capital  at December 31,  1999        $12,224,510
$3,416,870                         $15,641,380














         See accompanying notes to financial statements.

             DEAN WITTER REALTY YIELD PLUS II, L.P.

                    STATEMENTS OF CASH FLOWS

          Years ended December 31, 1999, 1998, and 1997
                                         1999     1998       1997
Cash flows from operating activities:
    Net    income                             $    1,735,154
$16,812,595                          $ 1,741,253
 Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Equity in earnings of joint ventures         (1,791,853)
(13,554,417)                          (1,125,625)
    Gain on sale of real estate             -    (2,655,594)
-          Depreciation  and  amortization                 -
126,208                                  392,618
    (Increase) decrease in other assets              (9,157)
420,775                                 (345,093)
    Decrease  in  accounts  payable  and  other  liabilities
(14,446)                                           (212,304)
(12,121)

       Net  cash  (used in) provided by operating activities
(80,302)                                             937,263
651,032

Cash flows from investing activities:
    Distributions   from   joint   ventures        2,516,970
33,595,903                             1,884,766
 Contributions to joint ventures       (1,113,376)    (1,314,009)
(413,373)
   Proceeds  from sale of real estate         -    9,097,224
-

         Net   cash   provided   by   investing   activities
1,403,594                                         41,379,118
1,471,393

Cash flows from financing activities:
     Cash    distributions                       (2,008,702)
(42,934,281)                          (2,405,056)

Decrease in cash and cash equivalents              (685,410)
(617,900)                               (282,631)

Cash  and cash equivalents at beginning of year    2,062,767
2,680,667                              2,963,298

Cash and cash equivalents at end of year       $  1,377,357 $
2,062,767                            $ 2,680,667


Supplemental disclosure of non-cash investing activities:
 Reclassification of investment in participating mortgage
  loan to investment in joint ventures:
   Investment in participating mortgage loan, net        $      -
$    - $13,755,767
     Deferred  expenses,  net                    -         -
74,822

    Addition  to  investment in joint ventures     $       -
$    -                                $13,830,589







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

The Partnership expects to sell its remaining real estate investment in 2000. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership will wind up its affairs, make a final cash distribution, and terminate.

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

The Partnership's 49.19% general partnership interest in DW Michelson Associates ("DMA") and, effective October 27, 1997, the Partnership's 42% interest in the joint venture which owns the general partnership interest in GCGA Limited Partnership ("GCGA"), the owner/borrower of the One Congress Street property, are accounted for on the equity method. See Note 4.

Real estate and the investments in joint ventures, all of which were acquired in settlement of loans, were recorded at the lower of the carrying value of the original participating mortgage loan or estimated fair value of the real estate investment at the date of foreclosure or in-substance foreclosure. Costs of improvements to real estate are capitalized and repairs are expensed. Depreciation is recorded on the straight-line method.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets, including the real estate and related assets owned by the joint ventures. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Other assets primarily consisted of leasing commissions and, prior to October 27, 1997, origination fees in connection with the participating mortgage loan. Leasing commissions were amortized over the applicable lease terms. Origination fees were amortized over the loan term, which approximated the effective yield method.

Rental income was accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increased over the term of a lease) were recorded as receivables and included in other assets.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For tax purposes, the Partnership, in connection with its investment in joint venture, only recognizes taxable interest income on its loans secured by the One Congress Street property. In addition, the Partnership's offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $25.7 million higher than the amounts reported for financial statement purposes at December 31, 1999.

Prior to 1999, the Partnership also recognized its share of DMA's taxable income (which was net of interest expense on the participating mortgage loans outstanding). The accounting policies to account for property operations for tax reporting purposes differed from those used by the Partnership for financial reporting as follows: (a)
depreciation was calculated using accelerated methods, (b) rental income was recognized based on the payment terms in the applicable leases, and (c) write-downs for impairments of real estate were not deductible.

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

Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until
each Limited Partner has received a return of their invested capital plus an amount sufficient to provide a 10%
cumulative annual return thereon; second, 100% to the General Partners until they have received an amount equal to
(i) any portion of their share of net cash flow previously deferred and not distributed, and (ii) any additional capital contributions made by the Managing General Partner to fund distributions to the Limited Partners in respect of the 7.5% minimum annual return described above; and third, 85% to the Limited Partners and 15% to the General Partners.

Taxable income (subject to certain adjustments) will generally be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). At a minimum, the General Partners must be allocated 1% of the taxable income from a sale or financing. Tax losses, if any, will be allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to Limited Partners in 1999 and 1998 included returns of capital of $1.42 and $200.77 per Unit, respectively, calculated as the excess of cash distributed over accumulated earnings not previously distributed. All distributions paid to Limited Partners in 1997 represent returns of capital.

4. Investments in Joint Ventures

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

In October 1996, GCGA defaulted on the Loan by failing to timely pay its debt service. Thereafter, the Lender accelerated the Loan and attempted to take possession of the property. On October 15, 1996, GCGA filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On October 27, 1997, the Lender entered into a settlement agreement with GCGA (the "Agreement"). As part of the Agreement, a new corporate joint venture which is jointly owned by the Partnership (42%) and Yield Plus (58%) became the sole general partner of GCGA (the "New General Partner") (with an aggregate 19.81% ownership interest in the property). The Partnership and Yield Plus have agreed to make all decisions concerning the property jointly. The Lender has retained an affiliate of GCGA's original general partner as property manager.

The Agreement also provides the following:

(a) as a result of their interests in the New General Partner, the Partnership and Yield Plus are required to make additional loans to fund future capital expenditures and leasing commissions at the property (the "New Loans") in proportion to their ownership of the New General Partner. Any New Loans will bear interest at 12%, payable monthly from available cash flow generated by the property after payment of debt service on the first mortgage loan and certain operating escrows;

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

In 1997 (prior to the Agreement) the Partnership reserved accrued but unpaid interest on the Loan of $1,130,000.

Summarized financial information of GCGA is as follows:
                                                December 31,
                                            1999      1998
                           ASSETS

Land  and  building, net                   $59,243,308     $
60,698,880
Other
8,331,755                                  6,394,881

Total  assets                             $67,575,063      $
67,093,761

        LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY

First mortgage loan                     $37,750,000    $
37,750,000
Second mortgage loan and accrued interest
84,028,030                                79,023,308
Other liabilities                         3,630,657
3,190,814
Partners' capital deficiency            (57,833,624)
(52,870,361)

Total liabilities and partners' capital deficiency
$67,575,063                             $ 67,093,761

                  STATEMENTS OF OPERATIONS

                                       Years ended December
31,
                                  1999       1998     1997

Revenues:
 Rental                       $ 16,094,032        $
11,513,818                    $ 11,498,722
 Other                             311,709
79,390                             238,937

                                16,405,741
11,593,208                      11,737,659

Expenses:
 Interest on second mortgage loan          8,346,614
8,078,420                        8,036,377             Other
interest                         3,785,371
3,798,362                        3,768,876
 Property operating              6,498,471
5,946,569                        5,075,676
 Depreciation and amortization             2,738,548
1,960,626                        1,940,143

                                21,369,004
19,783,977                      18,821,072

Net loss                      $ (4,963,263)       $
(8,190,769)                   $ (7,083,413)

GCGA's  second  mortgage loan consists  of  the  Loan.   The
accounting policies of GCGA are consistent with those of the
Partnership.


Michelson, Irvine, California

In April 1998, DMA sold its 90% general partnership interest in  the  Company to SC Enterprises ("SCE"), the 10%  limited partner  of  DMA, along with two promissory  notes  totaling approximately  $1.2 million due from SCE, for  a  negotiated aggregate sale price of $64 million.  SCE assigned its right
to   purchase  the  interest  in  the  Company  to   Spieker
Properties   L.P.,   which  is  not  affiliated   with   the
Partnership or SCE.

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

Summarized financial information of DW Michelson is as follows:

                      INCOME STATEMENTS

Years ended December 31,
                                           1998      1997
Revenues:
   Rental                                 $  1,809,111     $
6,814,131
    Gain   on   sale  of  property                25,221,250
-
       Other                                         114,859
110,244

                                                  27,145,220
6,924,375

Expenses:
     Property    operating                           736,120
2,917,322
     Depreciation   and   amortization                64,745
2,108,642

                                                     800,865
5,025,964

Net  income                               $26,344,355      $
1,898,411

Yield Plus and the Partnership received cash flow and profits and losses from operations according to their interest in DMA.

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

6. Related Party Transactions

An affiliate of Realty provided property management services for the Michelson and the Century Alameda Distribution Center properties until the properties were sold in 1998. For the years ended December 31, 1998 and 1997, the affiliate received property management fees of approximately $40,000 and $126,000, respectively. These amounts were included in property operating expenses.

Realty   performs  administrative  functions  and  processes
certain investor tax information for the Partnership. For the years ended December 31, 1999, 1998, and 1997, the Partnership incurred approximately $33,000, $145,000 and $212,000, respectively, for these services. These amounts are included in general and administrative expenses.

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

The directors and executive officers of the Managing General
Partner are as follows:
                               Position with the
Name                       Managing General Partner

William B. Smith        Chairman of the Board of Directors
E. Davisson Hardman, Jr.      President and Director
Ronald T. Carman        Secretary and Director
Lewis A. Raibley, III              Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 56, has been a Managing Director of Morgan Stanley & Co. Incorporated and Co-head of Morgan
Stanley Realty Incorporated since the merger of Morgan Stanley Group Inc. and Dean Witter Discover & Co. in 1997. Prior to the merger, Mr. Smith was Executive Vice President of Dean Witter Reynolds Inc. and Director of its Investment Banking Department since January 1987. Mr. Smith joined Dean Witter in 1982 as Co-director of Dean Witter Realty.

E.  Davisson  Hardman,  Jr., age 50,  has  been  a  Managing
Director of Morgan Stanley Asia, Ltd. since 1997, and  is  a
Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Ronald T. Carman, age 48, is a Director and the Secretary of Dean Witter Realty Inc. He has been an Assistant Secretary of Morgan Stanley Dean Witter & Co. ("MWD") and a Managing Director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

Lewis A. Raibley, III, age 38, is a Senior Vice President and Controller in the Individual Asset Management Group of MWD. From July 1997 to May 1998, Mr. Raibley was Senior Vice President and Director in the Internal Reporting Department of MWD; from 1992 to 1997, he served as Senior Vice President and Director in the financial Reporting and Policy Division of MWD. He has been with MWD and its affiliates since 1986.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions of $200,870, $244,162 and $240,506 during the years ended December 31, 1999, 1998 and 1997, respectively. The General Partners have deferred distribution of their share of all proceeds from property sales to date.

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

   (b)  The directors and executive officers of the Managing
General Partner own the following Units as of February 29, 2000:

                                             Amount and
                                             Nature of
Title of ClassName of Beneficial Owner  Beneficial Ownership

Limited           All directors and executive      *
Partnership       officers of the Managing
Interests         General Partner, as a group
________________

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

          (10)(k)Supplement and Amendment to Construction Loan Agreement dated October 27, 1997 between Government Center Garage Realty Trust (Borrower) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P.(Lenders) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

          (10)(l)Third Amendment to Notes dated October 27, 1997 between Government Center Garage Realty Trust (Maker) and Dean Witter Realty Yield Plus, L.P. and Dean Witter Realty Yield Plus II, L.P. (Holder) was filed as an Exhibit to Form 8-K on October 27, 1997 and is incorporated herein by reference.

   (10)(m) "Purchase and Sale Agreement" dated as of December 26, 1997 among DW Michelson Assoicates as Seller, Michelson Company Limited Partnership as Acquired Partnership and SC Enterprises as Purchaser, First Amendment to Purchase and Sale Agreement dated as of February 3, 1998 and Assignment and Assumption Agreement dated as of April 3, 1998 were collectively filed as an Exhibit to Form 8-K on April 3, 1998 and are incorporated herein by reference.

            (10)(n) "Purchase and Sale Agreement" as dated as of July 1, 1998 between Dean Witter Realty Yield Plus II, L.P. as Seller and St. Paul Properties, Inc. as Purchaser was filed as an Exhibit to Form 8-K on August 11, 1998 and is incorporated herein by reference.


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

DEAN WITTER REALTY YIELD PLUS II, L.P.

By:                                       Dean Witter Realty
Yield Plus II Inc.
   Managing General Partner


By:                                  /s/E. Davisson Hardman,
Jr.                                  Date:  March 29, 2000
   E. Davisson Hardman, Jr.
   President


By:                                   /s/Charles M.  Charrow
Date:  March 29, 2000
   Charles M. Charrow
   Controller
   (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY YIELD PLUS II INC.
Managing General Partner


/s/William B. Smith                     Date: March 29, 2000
William B. Smith
Chairman of the Board of Directors

/s/E. Davisson Hardman, Jr.             Date: March 29, 2000
E. Davisson Hardman, Jr.
Director

/s/Ronald T. Carman                     Date: March 29, 2000
Ronald T. Carman
Director

/s/Lewis A. Raibley, III                     Date: March 29,
2000
Lewis A. Raibley, III
Director

           DEAN WITTER REALTY YIELD PLUS II, L.P.

                Year ended December 31, 1999

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

   (10)(m) "Purchase and Sale Agreement" dated as of December 26, 1997 among DW Michelson Assoicates as Seller, Michelson Company Limited Partnership as Acquired Partnership and SC
            Enterprises as Purchaser, First Amendment to Purchase and Sale Agreement dated as of February 3, 1998 and Assignment and Assumption Agreement dated as of April 3, 1998 were collectively filed as an Exhibit to Form 8-K on April 3, 1998 and are incorporated herein by reference.

              (10)(n) "Purchase and Sale Agreement" as dated as of July 1, 1998 between Dean Witter Realty Yield Plus II, L.P. as Seller and St. Paul Properties, Inc. as Purchaser was filed as an Exhibit to Form 8-K on August 11, 1998 and is incorporated herein by reference.

(27)        Financial Data Schedule
                            (99)    Financial Statements  of
            GCGA  Limited  Partnership, owner of  an  office
            building/parking  garage  complex   located   in
            Boston, Massachusettes.

                  GCGA LIMITED PARTNERSHIP

                    Financial Statements

                Independent Auditors' Report

Independent Auditors' Report



To the Partners of
  GCGA Limited Partnership



We have audited the accompanying balance sheets of GCGA Limited Partnership (the "Partnership") as of December 31, 1999 and 1998 and the related statements of operations, partners' capital deficiency, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of GCGA Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                   Deloitte & Touche, LLP
                                    /s/  Deloitte &  Touche,
LLP



New York, New York
March 20, 2000

                    GCGA LIMITED PARTNERSHIP

                         Balance Sheets

                   December 31, 1999 and 1998
                                                 1999       1998
                             Assets

Real estate, at cost:
 Land                                                  $
4,892,336                                    $  4,892,336
 Building and improvements                     74,563,455
73,624,779
                                               79,455,791
78,517,115
  Accumulated depreciation                    (20,212,483)
(17,818,235)
                                               59,243,308
60,698,880

Cash
1,054,639                                         385,172
Escrow deposits                                 1,015,167
808,617
Accounts receivable                             4,917,634
4,761,502
Deferred expenses, net                          1,228,081
325,806
Other assets                                      116,234
113,784

                                             $ 67,575,063   $
67,093,761


          Liabilities and Partners' Capital Deficiency

Liabilities:
 First mortgage loan                         $ 37,750,000   $
37,750,000
 Second mortgage loan and accrued interest     84,028,030
79,023,308
 Note payable                                   2,371,498
2,446,428
 Accounts payable and other liabilities         1,259,159
744,386

                                              125,408,687
119,964,122

Partners' capital deficiency                  (57,833,624)
(52,870,361)

                                             $ 67,575,063   $
67,093,761








         See accompanying notes to financial statements.

                    GCGA LIMITED PARTNERSHIP

                    Statements of Operations

          Years ended December 31, 1999, 1998 and 1997

                                       1999      1998      1997
Revenues:
 Rental                            $16,094,032
$11,513,818                        $11,498,722
 Interest and other                    311,709
79,390                                 238,937

                                    16,405,741
11,593,208                          11,737,659

Expenses:
 Interest                           12,131,985
11,876,782                          11,805,253         Property
operating                            6,205,129
4,996,224                            4,393,023
Depreciation                         2,394,248
1,895,228                            1,774,048
 Amortization                          344,300
65,398                                 166,095
 General and administrative            293,342
950,345                                682,653

                                    21,369,004
19,783,977                          18,821,072

Net loss                           $(4,963,263)
$(8,190,769)                       $(7,083,413)





















         See accompanying notes to financial statements.

                    GCGA LIMITED PARTNERSHIP

      Statements of Changes in Partners' Capital Deficiency

          Years ended December 31, 1999, 1998 and 1997


                                                           Total
Partner's capital deficiency at January 1, 1997
$(37,719,179)

Contributions
200,000

Distributions
(77,000)

Net loss
(7,083,413)

Partners' capital deficiency at December 31, 1997
(44,679,592)

Net loss
(8,190,769)

Partners' capital deficiency at December 31, 1998
(52,870,361)

Net loss
(4,963,263)

Partners' capital deficiency at December 31, 1999
$(57,833,624)



















         See accompanying notes to financial statements.

                    GCGA LIMITED PARTNERSHIP

                    Statements of Cash Flows

          Years ended December 31, 1999, 1998 and 1997
                                        1999          1998
1997
Cash flows from operating
activities:                         $(4,963,2   $(8,190,7 $(7,083,4
  Net loss                          63)         69)       13)
  Adjustments to reconcile net loss
to net cash
   (used in) provided by operating
activities:
     Interest accrual on second     2,353,827   4,154,099 6,856,266
mortgage loan in         excess of
payments                            2,738,548   1,960,626 1,940,143
     Depreciation and amortization
     (Increase) decrease in
operating assets:                   (206,550)   (36,239)  (188,802)
        Escrow deposits
        Accounts receivable         (156,132)   213,677   (36,403)
        Deferred expenses
        Other assets                (1,246,57   (132,862) (29,417)
     Increase (decrease)in accounts 5)
payable and                                     96,406    (98,627)
       other liabilities            (2,450)

                                                222,624   (92,377)
                                    514,773

         Net cash (used in)
       provided by operating
       activities                   (967,822)   (1,712,43 1,267,370
                                                8)

Cash flows from investing
activities:                                                    -
  Additions to building and         (938,676)   (2,672,80
improvements                                    2)

Cash flows from financing
activities:                                                    -
  Borrowings under second mortgage  2,650,895   2,720,943
loan                                                      (80,571)
  Repayment of note payable         (74,930)    (67,827)
  Partner contributions                   -           -   200,000
  Partner distributions                   -           -
                                                          (77,000)

         Net cash provided by
financing activities                2,575,965   2,653,116 42,429

Increase (decrease) in cash
                                    669,467     (1,732,12 1,309,799
Cash at beginning of year                       4)

                                    385,172               807,497
                                                2,117,296

Cash at end of year                             $         $
                                    $1,054,63   385,172   2,117,296
                                    9

Supplemental disclosure of cash
paid during the year for interest               $         $
                                    $9,778,15   7,752,794 4,948,987
                                    8



         See accompanying notes to financial statements.

                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements


1. Organization

GCGA Limited Partnership (the "Partnership") is a limited partnership organized under the laws of the Commonwealth of Massachusetts. The Partnership is the sole beneficiary of the Government Center Garage Realty Trust (the "Trust") which owns One Congress Street (the "Property"), an 11-story structure containing approximately 283,000 square feet of office and retail space and a 2,200-space parking garage, located in Boston, Massachusetts.

Prior to October 27, 1997, the partners of the Partnership were Government Center Garage Associates Limited Partnership ("GCA"), which owned a 1% general partnership interest and a 98% limited partnership interest, and an individual affiliated with the developer of the property who owned a 1% limited partnership interest (the "Affiliate").

In October 1996, the Partnership defaulted on its second mortgage loan by failing to timely pay its debt service. Thereafter, the second mortgage lenders (Dean Witter Yield Plus, L.P. ("Yield Plus") and Dean Witter Yield Plus II, L.P. ("Yield Plus II"), collectively, (the "Lender")) accelerated the loan and attempted to take possession of the property. On October 15, 1996, the Partnership and the Trust filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). While in bankruptcy, the Partnership operated as a debtor-in-possession, whereby the Partnership could not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

On October 27, 1997, the Partnership entered into a settlement agreement with the Lender (the "Agreement"). As part of the Agreement, two new corporations each of which are jointly owned by Yield Plus (58%) and Yield Plus II (42%), became the sole general partners (the "New General Partners") of the Partnership (with an aggregate 19% ownership interest) and GCA (with an aggregate 1% ownership interest). Yield Plus and Yield Plus II have agreed to make all decisions concerning the Partnership and its property jointly, and retained an affiliate of the Partnership's

                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements

1. Organization (continued)

original  general partner as property manager.  As  part  of
the   Agreement,   the  second  mortgage   loan   was   also
restructured (see Note 3).

Pursuant   to   the  Agreement,  GCA's  limited  partnership
interest in the Partnership was reduced to 81% and the Affiliate's 1% interest in the Partnership was eliminated.

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

Real estate is recorded at cost less accumulated depreciation. Cost includes land, improvements, direct construction costs, indirect project costs, and carrying costs, including real estate taxes, interest and loan costs incurred during the construction period. Depreciation is recorded on the straight-line method. Repairs are expensed.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of the Property and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of the Property. If events or circumstances indicate that the net carrying value of the Property may not be recoverable, the expected future net cash flows from the Property are estimated for a period of approximately five years (or a shorter period if the Partnership expects that the Property may be disposed of sooner), along with estimated sales proceeds at the end of
the                                                  period.

                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

If the total of these future undiscounted cash flows were less than the carrying amount of the Property, the Property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of December 31, 1999. The cash flows used to evaluate the recoverability of the assets and to determine fair value are based on good faith estimates and assumptions developed by the New General Partners. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs, which could be material, in subsequent years if real estate markets or local economic conditions change.

Deferred expenses consist of origination fees in connection with the mortgage loans and leasing commissions. Origination fees are amortized over the applicable loan terms. Leasing commissions are amortized over the applicable lease terms.

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



                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements

The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
(a) depreciation is calculated
using accelerated methods and (b) rental income is recognized based on the payment terms in the applicable leases. The tax basis of the Partnership's assets and liabilities is approximately $12.2 million lower than the amounts reported for financial statement purposes at December 31, 1999.

3. Mortgage Loans Payable

The Trust has a $37,750,000 first mortgage loan payable to a major insurance company. The loan requires monthly payments of interest only, payable at 9.39% and matures November 1, 2001. For each of the three years in the period ended December 31, 1999, the Partnership incurred interest expense of $3,544,725 on this loan.

The Trust also has a participating second mortgage loan payable to the Lender which is due in 2001. Prior to
October 27, 1997, principal of the loan was $59,200,000, base interest was payable monthly at 8% and the first $250,000 of net revenues in any calendar year from the property was payable as additional interest. The Lender also owned a 58% interest in adjusted net revenues and capital proceeds generated by the property.

The second mortgage loan was restructured as follows:

(a) any New Loans (the "New Loans") made by the New General Partners will bear interest at 12%, payable monthly from available cash flow generated by the property after payment of debt service on the first mortgage loan and certain operating escrows;

                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements

(b) the interest rate on the principal and past due interest on the second mortgage loan (aggregating approximately $12.3 million at October 27, 1997) has been increased to 10%, payable monthly from available cash flow generated by the property after payment of debt service on the New Loans;

(c) any future unpaid debt service will accrue interest at 10%; and

(d) Yield Plus' and Yield Plus II's interest in adjusted net revenue and capital proceeds generated by the property was increased to 80%.

The Partnership incurred interest expense on the second mortgage loan of $8,346,614, $8,078,420, and $8,036,377 in
1999, 1998 and 1997, respectively.

4. Note Payable

At the inception of the parking garage lease with Kinney System of Sudbury St., Inc., a wholly owned subsidiary of Kinney System, Inc., the lessee granted a $3,000,000 loan to the Partnership, which is payable in monthly payments of $26,350, which include interest at 10 percent per annum. The lease provides for supplemental rental payments to the Partnership of $26,350 per month to cover loan principal and interest payments. These amounts are included in rental income. The lease also provides that the unpaid principal of the loan may be forgiven if certain conditions described in the note agreement are met. Interest expense incurred on this loan in 1999, 1998, and 1997 were approximately $241,000, $248,000, and $224,000, respectively. The loan will be fully paid by December 2003.

                  GCGA LIMITED PARTNERSHIP

                Notes to Financial Statements

5. Leases

Minimum future rental income under noncancelable operating leases as of December 31, 1999 is as follows:

          Year ended December 31   Future minimum rentals


                2000                  $12,470,989
                2001                   12,710,556
                2002                   13,013,044
                2003                   10,190,833
                2004                      135,156
                                      $48,520,578

The Partnership has determined that all leases relating to its properties are operating leases. Lease terms range from five to twenty one years.

6. Related-Party Transactions

The Property is managed by an affiliate of the Partnership. For the years ended December 31, 1999, 1998, and 1997, the affiliate earned management fees of approximately $ 173,000, $105,000, and $124,000, respectively. These amounts are included in property operating expenses.