Form 10-Q
period 2000-03-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 2000-05-12
CIK 830340

                          UNITED STATES
                   SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C. 20549

                            FORM 10-Q

        [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934
               For the period ended March 31,
2000

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

     PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
 DEAN WITTER REALTY YIELD PLUS II, L.P.
             BALANCE SHEETS
                                              March 31,
December 31,
                                                2000 1999
                 ASSETS

Investment in joint venture
$14,354,019
$14,311,690

Cash and cash equivalents
1,702,872
1,377,357

Other assets
8,961
19,207


$16,065,852 $15,708,254


    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities
$ 74,110   $
66,874

Partners' capital:
 General partners
3,451,906
3,416,870
Limited partners ($500 per Unit, 173,164
                  Units
issued) 12,539,836
12,224,510

Total partners' capital
15,991,742
15,641,380

$16,065,852 $15,708,254





   See accompanying notes to financial
               statements.

 DEAN WITTER REALTY YIELD PLUS II, L.P.

            INCOME STATEMENTS

  Three months ended March 31, 2000 and
                  1999
                                                2000 1999
Revenues:
 Equity in earnings of joint venture         $
327,085 $  368,306
Interest and other                             40,046
                 33,310


367,131    401,616

Expenses:
General and administrative                     16,769
                 22,971
Net income                                   $
350,362 $  378,645
Net income allocated to:
 Limited partners                            $
315,326 $  340,780
General partners                               35,036
                 37,865

                                             $ 350,362 $  378,645
Net income per Unit of limited



partnership interest



$    1.82 $     1.97



   See accompanying notes to financial
               statements.

             DEAN WITTER REALTY YIELD
PLUS II, L.P.

                 STATEMENT OF PARTNERS'
          CAPITAL Three months
          ended March 31, 2000


Limited  General

Partners  Partners Total
Partners' capital at January 1, 2000
$12,224,510
$3,416,870
$15,641,380

Net income
315,326
35,036
350,362

Partners' capital at March 31, 2000
$12,539,836
$3,451,906
$15,991,742






   See accompanying notes to financial
               statements.

 DEAN WITTER REALTY YIELD PLUS II, L.P.

        STATEMENTS OF CASH FLOWS

  Three months ended March 31, 2000 and
                  1999
                                                2000 1999
Cash flows from operating activities:
    Net income                                  $
              350,362     $
378,645
 Adjustments to reconcile net income to
                net cash
  provided by operating activities:
   Equity in earnings of joint venture
(327,085) (368,306)
Decrease in other assets
10,246
626
  Increase (decrease)in accounts
                     payable and other
                     liabilities
7,236
(3,888)
     Net cash provided by
operating activities 40,759 7,077
Cash flows from investing
activities:
 Distributions from joint venture
284,756
466,997
     Contributions to joint venture
                    -
(852,763)

Net cash provided by (used in) investing
               activities
284,756
(385,766)

Increase (decrease) in cash and cash
equivalents 325,515 (378,689)

Cash and cash equivalents at beginning
of period 1,377,357 2,062,767

Cash and cash equivalents at end of
period  $ 1,702,872
$1,684,078
   See accompanying notes to financial
     statements.

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

The  Partnership's interest in
GCGA Limited Partnership
("GCGA"),  the  partnership
which  owns  the  the  One
Congress  Street property, is
accounted  for  on  the equity
method.

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

These   financial   statements
should   be
read   in
conjunction  with the annual
financial statements  and notes
thereto  included  in the
Partnership's  annual report  on
Form 10-K filed with  the
Securities  and Exchange
Commission for the year  ended
December  31, 1999.  Operating
results of interim periods may
not  be indicative  of the
operating results  for  the
entire year.

  DEAN WITTER REALTY YIELD PLUS
            II, L.P.

  Notes to Financial Statements

2. Investment in Joint Venture

Summarized financial information
of GCGA is as follows:


Quarter   ended
March 31,
                                      2000
1999
Revenues
$
3,511,519                          $
3,978,874

Expenses:
   Interest   on  second  mortgage  loan
2,106,101 2,005,848
    Other    interest
945,303
947,193
Property
operating
1,310,321
1,698,965
    Depreciation   and   amortization
712,370 686,114


5,074,095 5,338,120

Net     loss
$(1,562,576)
$(1,359,246)

GCGA's   second  mortgage  loan  is  the
participating mortgage  loan
from  the Partnership  (42%)
and  Dean Witter Realty  Yield
Plus, L.P., an affiliated
public partnership  (58%). The
Partnership does not
recognize interest  income  on
its share of the  second
mortgage loan; instead, the
Partnership recognizes its
share  of GCGA's earnings
exclusive of GCGA's interest
expense on the second mortgage
loan.

3. Related Party Transactions

Realty  performs  administrative
functions, processes investor transactions and prepares tax information for the Partnership.
During the three-month periods ended March 31, 2000 and 1999, the Partnership incurred approximately $8,300 and $11,500, respectively, for these services. These amounts are included in general and administrative expenses.

      DEAN WITTER REALTY YIELD PLUS II, L.P.

ITEM  2.                   MANAGEMENT'S
DISCUSSION  AND ANALYSIS   OF   FINANCIAL
CONDITION   AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership's 42% interest in the partnership ("GCGA") which owns the One
Congress Street property is the
Partnership's  sole property interest.
GCGA  has accepted  a  bid  from an
unaffiliated
third  party  to purchase  the
property, and the parties are
currently negotiating the terms of a
purchase and sale agreement. However,
there can be no assurance that the
property will be sold.

The sale of the property would cause
the dissolution of the  Partnership;
however, the  timing  of  the  final
liquidation  of the Partnership is
uncertain  at  this time.

Currently,  the  vacancy rate in  the
downtown  Boston office market, the
location of One Congress Street,
is less  than  7%  and  rental rates in
this
market  are increasing.   There is no
new significant  construction in  this
market. During the three months ended
March 31, 2000, occupancy at both the
parking garage and the office  space at
the property remained at 100%.  GCGA's
lease with the Government Services
Administration which occupies
approximately 82% of the office space
and  a portion  of  the  property's
retail space,  expires
no earlier  than  August  1, 2003.
The
lease  with  the Commonwealth  of
Massachusetts,  which  occupies
the remaining  office  space, is
scheduled  to
expire    in
January  2004.   The  lease for all of
the property's parking lot space with
Kinney
Systems, Inc. expires
in December  2003.   The remainder of
the
retail  space, which  is  not
a significant portion of  the
overall space, remains
substantially vacant.

GCGA  is  negotiating a lease
of all the
vacant  retail space  at the property
to a
single tenant.  If GCGA
is successful,  it  may  incur  a
significant
amount    of
capital  expenditures and leasing
commissions to  lease the
space.   The Partnership will
be responsible  for making
additional loans to GCGA to
fund  42%  of such
expenditures, if any.

In  1998, the Partnership and
Dean Witter Realty  Yield Plus,
L.P., an affiliate,
(collectively, the "New  GP")
identified several areas of the
parking garage  at
the One  Congress  Street property
which
were  in  need
of
repair,   and  subsequently,  the  New
GP
hired     two
engineering  firms  to investigate the
overall  garage spaceto  determine  what
additional  repairs   were
required.   The  New  GP,  after
consulting  with  the engineering firms,
determined and planned the necessary repair
work.  The repair work began during the
second quarter  of  2000,  and the New  GP
expects  that  the project  will  be
completed by the end of
2000.   GCGA will  expense the costs of
these repairs,
expected     to
total  between  $2  million and  $3
million,  as  work progresses.
The Partnership will be responsible
for making additional loans to GCGA
to fund  42%  of such fundings.

The  Partnership will fund its
share of additional GCGA loans
from its cash
reserves.  However, any  costs
of tenant-related expenditures
which have not
been  funded by  the  time  of the
closing of the sale  of  the  One
Congress Street property may instead be deducted from the Partnership's share of the sale proceeds.

During  the  quarter  ended March  31,
2000,  the  One Congress  Street
property generated positive cash  flow
from
operations,  and  it  is  anticipated
that      the property  will continue to
do so (excluding
funding   of
the  repair  costs) during the
period  the Partnership owns
its interest in the property.

The  Partnership  did  not pay
any  cash distributions during
the  quarter ended March 31,
2000.  Generally, future  cash
distributions will be paid from
proceeds received  from  the
sale of the  One Congress
Street property and any
remaining cash reserves.

During   the   quarter  ended
March  31, 2000,   the
Partnership  added the
distributions it  received
from GCGA  and the cash
provided by its operating
activities to cash reserves.
The   Managing  General
Partner  believes that   the
Partnership's cash reserves are
adequate for its  needs during
the remainder of 2000.
Except   as   discussed  above
and  in the  financial
statements, the Managing
General Partner is  not  aware
of any trends or events,
commitments or uncertainties
that may have a  material
impact on liquidity.
Operations
There  were no individually
significant factors   which
caused  fluctuations  in the
Partnership's  operating
results  for the  three months
ended  March  31,  2000
compared to 1999.
Inflation
Inflation has been consistently
low during the  periods
presented in the financial
statements and, as a result,
has  not had a significant
effect on the operations  of
the Partnership or its
properties.

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


DEAN WITTER REALTY YIELD PLUS
II, L.P.
                         By:
Dean Witter Realty Yield Plus
II Inc.

Managing General Partner
Date:   May  12,  2000
By:
/s/E.  Davisson
Hardman, Jr.
                              E
                              .
                              D
                              a
                              v
                              i
                              s
                              s
                              o
                              n
                              H
                              a
                              r
                              d
                              m
                              a
                              n
                              ,
                              J
                              r
                              .
                              P
                              r
                              e
                              s
                              i
                              d
                              e
                              n
                              t


Date:   May  12,  2000
By: /s/Charles
M.
Charrow
                              C
                              h
                              a
                              r
                              l
                              e
                              s
                              M
                              .
                              C
                              h
                              a
                              r
                              r
                              o
                              w
                              C
                              o
                              n
                              t
                              r
                              o
                              l
                              l
                              e
                              r
                               (
                               P
                               r
                               i
                               n
                               c
                               i
                               p
                               a
                               l
Financial and Accounting
Officer)

 DEAN WITTER REALTY YIELD PLUS

           II, L.P.

             Quarter Ended

             March 31, 2000

             Exhibit Index









Exhibit No.

Description

    27


Financial


Data Schedule










































































































































E1