Form 10-Q
period 2000-06-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 2000-08-14
CIK 830340

                          UNITED STATES
               SECURITIES AND EXCHANGE
                     COMMISSION Washington, D.C.
                     20549

                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
               For the period ended June 30, 2000

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


Registrant's telephone number, including area code:
(212) 392-2974

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

           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       DEAN WITTER REALTY YIELD PLUS II, L.P.

                   BALANCE SHEETS
                                              June
30, December 31,
                                                2000
1999
                       ASSETS

Investment in unconsolidated partnership
$14,240,491
$14,311,690

Cash and cash equivalents
2,081,626
1,377,357

Other assets
20,366
19,207


$16,342,483 $15,708,254
          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities       $
89,503    $
66,874
Partners' capital:
 General partners
3,478,030
3,416,870
 Limited partners ($500 per Unit, 173,164 Units
issued) 12,774,950
12,224,510

Total partners' capital
16,252,980
15,641,380


$16,342,483 $15,708,254





   See accompanying notes to financial statements.

       DEAN WITTER REALTY YIELD PLUS II, L.P.

                  INCOME STATEMENTS

  Three and six months ended June 30, 2000 and 1999
                                               Three
months ended Six months ended

June 30,
June 30,
                                               2000
1999 2000          1999
Revenues:
  Equity in earnings of
unconsolidated                $        $          $
$
    partnership               256,908  270,703
583,993 639,009
  Interest and other          24,275
64,321
                                       41,869
75,179

                              281,183
648,314
                                       312,572
714,188

Expenses:
  General and administrative
                              19,945   22,031
36,714  45,002

Net income                    $        $          $       $
                              261,238  290,541
611,600 669,186
Net income allocated to:
  Limited partners            $        $          $       $
  General partners            235,114  261,487
550,440 602,267

                              26,124   29,054
61,160  66,919

                              $        $          $       $
                              261,238  290,541
611,600 669,186

Net income per Unit of
limited                       $        $          $       $
  partnership interest        1.36     1.51
3.18     3.48





   See accompanying notes to financial statements.

       DEAN WITTER REALTY YIELD PLUS II, L.P.

           STATEMENT OF PARTNERS' CAPITAL

           Six months ended June 30, 2000


                                   Limited   General
                                   Partners  Partners     Total
Partners' capital at January 1, 2000
$12,224,510
$3,416,870                         $15,641,380

Net income                             550,440             61,160
611,600

Partners' capital at June 30, 2000 $12,774,950
$3,478,030
$16,252,980






















  See accompanying notes to financial statements.

      DEAN WITTER REALTY YIELD PLUS II, L.P.

             STATEMENTS OF CASH FLOWS

      Six months ended June 30, 2000 and 1999


2000       1999
Cash flows from operating activities:
   Net income                                  $
                   611,600     $
669,186
  Adjustments to reconcile net income to net cash
                    provided by
   (used in)operating activities:
   Equity in earnings of unconsolidated partnership
(583,993)                                       (639,009)
   Increase in other assets                      (1,159)
(6,885)
   Increase (decrease)in accounts payable and
       other liabilities                             22,629
(34,289)

     Net cash  provided by (used in)
operating activities 49,077                        (10,997)

Cash flows from investing activities:
    Distributions from unconsolidated partnership
                       909,792
663,360
 Contributions to unconsolidated partnership
(254,600) (1,049,126)

     Net cash provided by (used in) investing
        activities
655,192
(385,766)

Increase (decrease) in cash and cash equivalents
704,269 (396,763)

Cash and cash equivalents at beginning of period
1,377,357 2,062,767

Cash and cash equivalents at end of period
$2,081,626 $1,666,004




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

The Partnership's 42% share of the general partnership interest in GCGA Limited Partnership
("GCGA"), the partnership which owns the  One
Congress Street property, is accounted for on the equity method.

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

GCGA  has  entered  into an agreement with an
unaffiliated  third party  to  sell  the  One
Congress Street  property  for  $118.5 million.
Consummation  of  the sale  is  subject  to
customary
closing  costs and conditions, including final due
diligence  by the  buyer.   If the sale is
consummated in accordance  with  the agreement  and
without  modification  of  the  sale  price,  the
Partnership's   share  of  the  net  sale   proceeds
would             be
approximately $30.75 million after satisfaction of GCGA's first mortgage loan payable.

There  can  be  no  assurance that the sale
contemplated  by  the agreement  will  be
consummated  and  that,  if  the   sale                 is
consummated, the final sale price would not be less
than  $118.5 million.

The sale of the One Congress Street property would cause the dissolution of the Partnership; however, the timing of the final winding up of the Partnership is uncertain at this time.

2. Investments in Unconsolidated Partnership

Summarized financial information of GCGA is as
follows:
Three months ended            Six months
                                   ended

June                               30,
June 30,
                                           2000              1999
2000            1999
Revenue                 $          $         $          $
                        4,006,590  3,694,339 7,518,109  7
                                                        ,
                                                        6
                                                        7
                                                        3
                                                        ,
                                                        2
                                                        1
                                                        3

Expenses:
   Interest  on  second
mortgage loan           2,130,685  2,085,872
4,236,786  4,091,72
  Other interest                                        0
  Property operating    944,801    946,737
1,890,104
     Depreciation   and                                 1,893,93
amortization            1,971,281  1,744,450
3,281,602  0

                        714,073    568,856
1,426,443  3,443,41
                                                        5

                                                        1
                                                        ,
                                                        2
                                                        5
                                                        4
                                                        ,
                                                        9
                                                        7
                                                        0


                        5,760,840  5,345,915 10,834,9
                                             3
                                             10,684,0
                                             5          35

Net loss                $(1,754,2  $(1,651,5
$(3,316,8  $(3,010,
                        50)        76)       26)        822)

GCGA's second mortgage loan is a participating mortgage loan from the Partnership (42%) and Dean
Witter Realty Yield Plus L.P., an affiliated public partnership (58%). The Partnership does not recognize interest income on its share of the second mortgage loan; instead, the Partnership recognizes its share of GCGA's earnings exclusive of GCGA's interest expense on the second mortgage loan.

3. Related Party Transactions

Realty  performs  administrative  functions,
processes  investor transactions  and  prepares tax
information for the  Partnership. For  the  six-month
periods ended June 30, 2000  and  1999,  the
Partnership   incurred   approximately   $16,500
and   $18,600, respectively, for these services.
These amounts are  included  in general and
administrative expenses.
</table/

       DEAN WITTER REALTY YIELD PLUS II, L.P.


ITEM 2.                  MANAGEMENT'S DISCUSSION AND
ANALYSIS  OF
FINANCIAL
CONDITION     AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources


The Partnership's 42% share of the general partnership interest in the partnership ("GCGA") which owns the One Congress Street property is the Partnership's sole property interest. GCGA has entered into an agreement with an unaffiliated third party to sell the property for $118.5 million. Consummation of the sale is subject to customary closing costs and conditions, including final due diligence by the buyer.

If  the sale is consummated in accordance with the
agreement  and without  modification of the sale
price, the Partnership's  share
of  the  net sale proceeds would be approximately
$30.75  million after   satisfaction  of  GCGA's
first  mortgage  loan  payable. Accordingly,  if the
sale is consummated in accordance  with  the
agreement  and  without  modification  of  the  sale
price,  the Partnership  would  expect to distribute
net  sale  proceeds  of approximately    $177.78
per   Unit   to   Limited    Partners. Approximately
$171.43 per Unit would be distributed shortly after
the  sale  and  $6.35 per Unit would be distributed
approximately six months after the closing of the
sale.

There  can  be  no  assurance that the sale
contemplated  by  the agreement  will  be
consummated  and  that,  if  the   sale   is
consummated,  the  final  price would not  be  less
than  $118.5 million.

The sale of the One Congress Street property would cause the dissolution of the Partnership; however, the timing of the final winding up of the Partnership is uncertain at this time.

During  the second quarter of 2000, GCGA signed a
lease  for  all the  vacant retail space at the
property to a single new  tenant. The  tenant  will
begin  to occupy the  vacant  space  in  2001.
Currently,  the One Congress Street building is 100%
leased.   No leases expire before August 2003.


The Partnership will use its cash reserves to fund its 42% share (approximately $515,000) of the capital expenditures and leasing commissions that GCGA incurs in connection with the new retail lease.
However, if the Partnership doesn't fully fund these expenditures by the time of the closing of the sale of the One Congress Street property, the unfunded portion will instead be deducted from the Partnership's share of the proceeds from the sale of the property.

In 1998, the Partnership and Dean Witter Realty Yield
Plus, L.P., an  affiliate,  (collectively, the "New
GP")  identified  several areas  of  the parking
garage at the One Congress Street property which
were in need of repair, and subsequently, the New GP
hired two engineering firms to investigate the
overall garage space  to determine  what additional
repairs were required.   The  New  GP, after
consulting  with  the engineering  firms,  determined
and planned the necessary repair work.  The repair
work began  during the  second  quarter  of 2000, and
the New GP  expects  that  the project  will be
completed by the end of 2000.  GCGA will expense the
costs of these repairs, expected to total between $2
million and  $3 million, as work progresses. Through
June 30, 2000,  GCGA has incurred repair costs of
approximately $550,000.

The Partnership will fund its 42% share of the parking garage repair costs (up to $1,260,000) from its cash reserves; through June 30, 2000, the Partnership incurred approximately $231,000 of its funding commitment.

During the three and six months ended June 30, 2000, the One Congress Street property generated positive cash flow from operations, and it is anticipated that the property will continue to do so (excluding funding of the repair costs) during the period the Partnership owns its interest in the property.

During the three and six months ended June 30, 2000, the Partnership's cash provided by its operating activities and the distributions it received from GCGA exceeded its contributions to GCGA
(to fund its share of repair costs and tenant improvements at the One Congress Street property).
This surplus was added to
Partnership cash reserves.

The Managing General Partner believes that the
Partnership's cash reserves are adequate for its needs during the remainder of 2000.


The Partnership did not pay any cash distributions during the six months ended June 30, 2000. Generally, future cash distributions will be paid from proceeds received from the sale of the One Congress Street property and any remaining cash reserves.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

In  2000,  real  estate tax expenses at the One
Congress Street property decreased significantly; the Partnership's share of such decrease was approximately
$150,000 in both the first and second quarters of 2000. During the second quarter of 2000, the Partnership's share of the above mentioned repair costs was approximately $231,000.

There were no other individually significant factors which caused fluctuations in the Partnership's operating results for the threeand six-month periods ended June 30, 2000 compared to 1999.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its property interset.


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

                              DEAN WITTER REALTY YIELD
PLUS
II, L.P.

                         By:   Dean Witter Realty
Yield Plus II Inc.
                              Managing General
Partner
Date:  August 14 2000    By:       /s/E. Davisson
Hardman, Jr.
                              E. Davisson Hardman,
                              Jr. President


Date:  August 14 2000    By:       /s/ Raymond E.
Koch
                              Raymond E. Koch
                              Principal Accounting
Officer

        DEAN WITTER REALTY YIELD PLUS II, L.P.

             Quarter Ended June 30, 2000

             Exhibit Index





Exhibit No.

Description

    27                      Financial


Data Schedule


















































                           E1












