Form 10-K
period 2000-12-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 2001-03-30
CIK 830340

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2000

                                   OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to ________.

                     Commission File Number 0-18149


                 DEAN WITTER REALTY YIELD PLUS II, L.P.
                 --------------------------------------
     (Exact name of registrant as specified in governing instrument)



       Delaware                                       13-3469111
-----------------------                   ---------------------------------
(State of organization)                   (IRS Employer Identification No.)


   2 World Trade Center, New York, NY                   10048
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (212) 392-2974
                                                     --------------


Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered
-------------------           -----------------------------------------

     None                                        None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X        No____


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

The proceeds from the offering were used to make investments in three participating mortgage loans and land leases secured by interests in real property. The Partnership subsequently acquired equity interests in the real estate securing all of the foregoing loans through foreclosure or transfers of ownership in lieu of foreclosure. The last Partnership property investment, the One Congress Street property, was sold on August 31, 2000.

The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective August 31, 2000, the date on which the One Congress Street property was sold. As soon as possible in 2001, the Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State.

The Partnership considered its business to include one industry segment, investment in real property. Financial information regarding the Partnership is in the Partnership's financial statements in Item 8 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.

ITEM 2.  PROPERTIES
------   ----------

The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

As of December 31, 2000, the Partnership did not own any property investments.

The One Congress Street property, which is located in Boston, Massachusetts and primarily consists of office space and an income producing parking garage, was sold on August 31, 2000. The Partnership owned a 42% interest in the joint venture which owned the general partnership interest in the property owner. Dean Witter Realty Yield Plus, L.P., an affiliate, owned the remaining 58% interest in the joint venture.

Further information relating to the Partnership's properties is included in Notes 4 and 5 to the financial statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                    PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------     ---------------------------------------------------
           STOCKHOLDER MATTERS
           -------------------

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow limited partners (the "Limited Partners") to transfer their Units if a suitable buyer can be located.

As of March 1, 2001, there were 7,147 holders of limited partnership interests.

As a limited partnership, the Partnership does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the Partnership Agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

The Managing General Partner was obligated to (a) defer receipt of its share of distributable net cash flow and (b) contribute additional capital to the Partnership, sufficient to fund any shortfalls between cash flow and a 7.5% annual distribution rate to Limited Partners during the offering period (which ended March 1990) and the twelve quarters thereafter. During the offering period, the Managing General Partner deferred receipt of distributions totaling $3,713,000, but was not required to make any additional capital contributions. Thereafter, the Managing General Partner contributed a total of $4,807,069 with respect to the twelve quarters ended March 31, 1993.

Sale or financing proceeds are distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until each Limited Partner has received a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return on their adjusted capital contribution; second, 100% to the General Partners until they have received an amount equal to (i) any portion of their share of net cash flow previously deferred above and not distributed and (ii) any additional capital contributions made by the Managing General Partner to fund distributions to the Limited Partners in respect of the 7.5% minimum annual return described above; and third, 85% to the Limited Partners and 15% to the General Partners. However, if the Limited Partners don't receive a return on their invested capital and a 10% cumulative annual return on their adjusted capital contribution by the termination of the Partnership, then the General Partners must contribute the sale proceeds they received from the Partnership back to the Partnership. In lieu of this contribution, the General Partners have not and will not receive distributions of sale proceeds from the Partnership.

As discussed in Item I, the Partnership plans to make its final distribution of Partnership cash reserves later in fiscal year 2001.

On February 27, 2001, the Partnership paid a distribution, to Limited Partners only, of $9.10 per Unit, consisting of approximately $6.05 per Unit from the remaining undistributed proceeds from the sale of the One Congress Street property and $3.05 per Unit from Partnership cash reserves. The total distribution was $1,634,475, with $1,575,792 paid to Limited Partners and $58,683 payable to the General Partners.

The Partnership paid cash distributions during the year ended December 31, 2000 aggregating $189.00 per Unit, consisting of $183.05 per Unit, paid to Limited Partners only, from a portion of the Partnership's share of the net proceeds from the sale of One Congress Street and $5.95 per Unit from Partnership cash reserves. Total distributions were $32,842,477 with $32,727,996 paid to the Limited Partners and $114,481 payable to the General Partners.

The General Partners deferred receipt of their share of the cash reserve distributions in 2001 and 2000 to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs.

The Partnership paid distributions from cash reserves during the year ended December 31, 1999 aggregating $10.44 per Unit. Total distributions amounted to $2,008,702 with $1,807,832 distributed to the Limited Partners and $200,870 to the General Partners.

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

ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------

The following sets forth a summary of selected financial data for the
Partnership:

             Years ended December 31, 2000, 1999, 1998, 1997 and 1996

                                     2000[1]            1999           1998[2]               1997[3]             1996[4]
---------------------------------------------------------------------------------------------------------------------------
Total revenues                    $19,862,547      $ 1,873,153       $17,623,800         $ 3,359,076       $ 4,073,429

Net income                        $19,774,535      $ 1,735,154       $16,812,595         $ 1,741,253       $ 1,013,115

Net income per
  Unit of limited
  partnership interest            $    114.06      $      9.02       $     96.23         $      9.05       $      5.27

Cash distribution paid
  per Unit of limited
  partnership interest[5,6]       $    189.00      $     10.44       $    246.53         $     12.50       $     12.50

Total assets at
  December 31                     $ 2,865,163      $15,708,254       $15,996,248         $42,328,088       $43,004,012


1. Total revenues and net income include a gain of $19.5 million on the sale of the One Congress Street property.

2. Total revenues and net income include gains of $2.7 million and $12.7 million on the sales of the Century Alameda and Michelson properties, respectively.

3. Total revenues and net income are net of reserves of $1.1 million of accrued but unpaid interest on the One Congress Street participating mortgage loan.

4. Net income is net of a $1.5 million loss on impairment of the One Congress Street participating mortgage loan, and total revenues and net income are net of reserves of $0.5 million of accrued but unpaid interest on the loan.

5. Distributions paid to Limited Partners included returns of capital per Unit of Limited Partnership interest of $74.94, $1.42 and $200.77 for the years ended December 31, 2000, 1999, and 1998 respectively, calculated as the excess of cash distributed per Unit over accumulated earning per Unit not previously distributed. All distributions paid to Limited Partners in 1996-1997 represented returns of capital.

6. Includes distributions of proceeds of $183.05 and $233.84 from sales of property interests in 2000 and 1998, respectively.

The above financial data should be read in conjunction with the financial statements and the related notes appearing in Item 8.

ITEM 7.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
------      ------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

Liquidity and Capital Resources

The Partnership raised $86,582,000 through a public offering which terminated in 1990. The Partnership has no plans to raise additional capital.

The Partnership committed the gross proceeds raised in the offering to three investments. No additional investments are planned.

The Partnership's 42% share of the general partnership interest in the partnership ("GCGA") which owned the One Congress Street property was the Partnership's last remaining property interest. As discussed in Note 4 to the financial statements, the property was sold to an unaffiliated third party on August 31, 2000.

The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective August 31, 2000, the date on which the One Congress Street property was sold. As soon as possible in 2001, the Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State.

As discussed in Item 5, the Partnership paid, to Limited Partners only, distributions totaling $189.00 per Unit in 2000 and $9.10 per Unit on February 27, 2001. Such distributions consisted of proceeds from the sale of One Congress Street and cash reserves. The General Partners deferred receipt of their share of the cash reserve distributions in 2001 and 2000 to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs.

As part of the One Congress Street sale agreement, GCGA continues to be responsible for completing the repair work it began relating to the parking garage area of the property. The Partnership's share of the costs incurred up to the closing date of the sale was approximately $455,000. Also, an additional $1.2 million was deducted from the sale proceeds GCGA received, and placed in escrow to ensure that GCGA would complete and pay for all the required repair work; the Partnership's share of such escrow deposit was $495,000. The Managing General Partner expects that the remaining repair work will be completed in the Spring of 2001, and the funds needed to complete such work will not exceed the amount of the escrow deposit.

During the year ended December 31, 2000, the Partnership's cash provided by operating activities and the distributions it received from GCGA (excluding its share of the One Congress Street sale proceeds) exceeded the amount of the distributions of cash reserves that the Partnership paid to the Limited Partners and contributions to GCGA (to fund the Partnership's share of repair costs and tenant improvements at the property). However, the increase in cash between December 31, 1999 and 2000 was primarily caused by the $1.0 million of One Congress Street sale proceeds which the Partnership did not distribute until February 2001. The Partnership temporarily retained such proceeds to cover any sale contingencies that might have arisen after closing of the sale. Such contingencies may still arise through March 31, 2001 but the Partnership has sufficient cash reserves after the February 2001 distribution to cover any remaining contingencies.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

Fluctuations in the Partnership's operating results for the year ended December 31, 2000 compared to 1999 and 1999 compared to 1998 are primarily attributable to the following:

The increase in equity in earnings of joint venture in 2000 compared to 1999 is primarily due to the Partnership's share (approximately $19.5 million) of GCGA's gain on the sale of the One Congress Street property. This gain was partially offset by the Partnership's share of the above-mentioned repair costs (approximately $950,000) at the property in 2000 and the loss of four months of operating income from One Congress Street in 2000 after its sale.

The 1998 equity in earnings of joint ventures was greater than such earnings in 1999 primarily due to the Partnership's $12.7 million share of the gain on the April 1998 sale of the Michelson property. Also, the 1998 earnings included approximately $550,000 of operating income from the Michelson property before its sale. However, the Partnership's share of the One Congress Street earnings in 1999 ($1,792,000) was greater than 1998 ($335,000). This 1999 increase was primarily due to the increase in rental revenues at the One Congress Street property resulting from an increase in office space occupancy from 73% in 1998 to 100% in 1999; the Partnership's 42% share of the increase in revenues was $1,924,000. The increase in rental revenues at One Congress Street was partially offset by 1999 increases in property real estate taxes and depreciation and amortization expenses (relating to capital expenditures and leasing commissions incurred in leasing the remaining vacant space); the Partnership's share in the 1999 increases in these costs at One Congress Street were $434,000 and $327,000, respectively.

The gain on sale of real estate resulted from the August 1998 sale of the Century Alameda property (see Note 5 to the financial statements). The sale also caused the elimination of or decrease in rental income, property operating expenses and depreciation and amortization expenses in 1999. The activity in property operating expenses in 1999 and 2000 was caused by final settlements of operating issues relating to Century Alameda from before its sale.

Interest and other income was greater in 2000 and 1998 than in 1999 primarily due to interest earned on the proceeds from sales of properties before such proceeds were distributed to the Limited Partners.

General and administrative expenses decreased in 1999 compared to 1998 primarily as a result of the sales of the Michelson and Century Alameda properties.

The were no other individually significant factors which caused changes in revenues or expenses.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------



              DEAN WITTER REALTY YIELD PLUS II, L.P.


                               INDEX

(a) Financial statements

Independent Auditors' Report Balance Sheets at December 31, 2000 and 1999 Income Statements for the years ended December 31,
  2000, 1999 and 1998
Statements of Partners' Capital for the years
  ended December 31, 2000, 1999 and 1998
Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998
Notes to Financial Statements


-------------

All financial statement schedules have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Dean Witter Realty Yield Plus II, L.P.


We have audited the accompanying balance sheets of Dean Witter Realty Yield Plus II, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Yield Plus II, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, during the year ended December 31, 2000, the Partnership sold its remaining property investment, which effectuated the dissolution of the Partnership. The Partnership is in the process of winding up its affairs, and it plans to terminate in 2001.

                                        Deloitte & Touche LLP
                                     /s/Deloitte & Touche LLP


New York, New York
March 28, 2001

                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                                 BALANCE SHEETS

                           December 31, 2000 and 1999


                                                        2000             1999
--------------------------------------------------------------------------------


                                     ASSETS

Investment in joint venture                               $  -       $14,311,690

Cash and cash equivalents                            2,860,434         1,377,357

Other assets                                             4,729            19,207
--------------------------------------------------------------------------------

                                                    $2,865,163       $15,708,254
================================================================================



                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                $177,244          $ 66,874

Distributions payable to General Partners              114,481                 -
--------------------------------------------------------------------------------

                                                       291,725            66,874
--------------------------------------------------------------------------------


Partners' capital (deficiency):
  General Partners                                   3,325,464         3,416,870
  Limited Partners ($500 per Unit, 173,164
    Units issued)                                     (752,026)       12,224,510
--------------------------------------------------------------------------------

                                                     2,573,438        15,641,380
--------------------------------------------------------------------------------

                                                    $2,865,163       $15,708,254
================================================================================







               See accompanying notes to financial statements.

                            DEAN WITTER REALTY YIELD PLUS II, L.P.

                                      INCOME STATEMENTS

                        Years ended December 31, 2000, 1999, and 1998


                                                      2000              1999              1998
-----------------------------------------------------------------------------------------------------

Revenues:
  Equity in earnings of joint ventures             $19,573,242        $1,791,853       $13,554,417
  Rental                                                     -                 -         1,118,383
  Gain on sale of real estate                                -                 -         2,655,594
  Interest and other income                            289,305            81,300           295,406
-----------------------------------------------------------------------------------------------------

                                                    19,862,547         1,873,153        17,623,800
-----------------------------------------------------------------------------------------------------


Expenses:
  Property operating                                   (15,585)           49,309           508,469
  Depreciation and amortization                              -                 -           126,208
  General and administrative                           103,597            88,690           176,528
-----------------------------------------------------------------------------------------------------

                                                        88,012           137,999           811,205
-----------------------------------------------------------------------------------------------------


Net income                                         $19,774,535        $1,735,154       $16,812,595
=====================================================================================================


Net income allocated to:
  Limited Partners                                 $19,751,460        $1,561,639       $16,663,573
  General Partners                                      23,075           173,515           149,022
-----------------------------------------------------------------------------------------------------

                                                   $19,774,535        $1,735,154       $16,812,595
=====================================================================================================


Net income per Unit of limited
partnership interest                                   $114.06             $9.02            $96.23
=====================================================================================================





                       See accompanying notes to financial statements.

                            DEAN WITTER REALTY YIELD PLUS II, L.P.

                               STATEMENTS OF PARTNERS' CAPITAL


                        Years ended December 31, 2000, 1999, and 1998



                                                    Limited            General
                                                    Partners           Partners              Total
--------------------------------------------- -------------------- ----------------- -------------------
Partners' capital at January 1, 1998                $38,497,249        $3,539,365         $42,036,614

Net income                                           16,663,573           149,022          16,812,595

Cash distributions                                  (42,690,119)         (244,162)        (42,934,281)
--------------------------------------------- -------------------- ----------------- -------------------

Partners' capital at December 31, 1998               12,470,703         3,444,225          15,914,928

Net income                                            1,561,639           173,515           1,735,154

Cash distributions                                   (1,807,832)         (200,870)         (2,008,702)
--------------------------------------------- -------------------- ----------------- -------------------

Partners' capital at December 31, 1999               12,224,510         3,416,870          15,641,380

Net income                                           19,751,460            23,075          19,774,535

Cash distributions                                  (32,727,996)         (114,481)        (32,842,477)
--------------------------------------------- -------------------- ----------------- -------------------


Partners' capital (deficiency) at
  December 31, 2000                                  $ (752,026)       $3,325,464          $2,573,438
============================================= ==================== ================= ===================



                       See accompanying notes to financial statements.

                            DEAN WITTER REALTY YIELD PLUS II, L.P.

                                   STATEMENTS OF CASH FLOWS

                        Years ended December 31, 2000, 1999, and 1998



                                                      2000             1999              1998
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net income                                       $19,774,535     $1,735,154        $16,812,595
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Equity in earnings of joint ventures         (19,573,242)    (1,791,853)       (13,554,417)
      Gain on sale of real estate                            -              -         (2,655,594)
      Depreciation and amortization                          -              -            126,208
      Decrease (increase) in other assets               14,478         (9,157)           420,775
      Increase (decrease) in accounts
        payable and other liabilities                  110,370        (14,446)          (212,304)
---------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating
activities                                             326,141        (80,302)           937,263
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:

  Distributions from joint ventures                 34,858,632      2,516,970         33,595,903
  Contributions to joint ventures                     (973,700)    (1,113,376)        (1,314,009)
  Proceeds from sale of real estate                          -              -          9,097,224
---------------------------------------------------------------------------------------------------

Net cash provided by investing activities           33,884,932      1,403,594         41,379,118
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:

  Cash distributions                               (32,842,477)    (2,008,702)       (42,934,281)
  Increase in distributions payable to
    General Partners                                   114,481              -                  -
---------------------------------------------------------------------------------------------------

Net cash used in financing activities              (32,727,996)    (2,008,702)       (42,934,281)
---------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
equivalents                                          1,483,077       (685,410)          (617,900)

Cash and cash equivalents at beginning of
year                                                 1,377,357      2,062,767          2,680,667
---------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year
                                                    $2,860,434     $1,377,357         $2,062,767
===================================================================================================





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

The Partnership's last property investment, One Congress Street, was sold on August 31, 2000 (see Note 4). This sale has effectuated the dissolution of the Partnership. Accordingly, the Partnership is in the process of winding up its affairs, and it plans to distribute the Partnership's remaining cash reserves and terminate in 2001.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's 49.19% general partnership interest in DW Michelson Associates ("DW Michelson") and 42% interest in the joint venture which owns the general partnership interest in GCGA Limited Partnership ("GCGA"), the owner of the One Congress Street property, were accounted for on the equity method.

Real estate and the investments in joint ventures, all of which were acquired in settlement of loans, were recorded at the lower of the carrying value of the original participating mortgage loans or the estimated fair value of the real estate investment at the date of foreclosure or in-substance foreclosure. Costs of improvements to real estate were capitalized and repairs were expensed. Depreciation was recorded on the straight-line method until a property was reclassified as real estate held for sale.

At least annually, and more often if circumstances dictated, the Partnership evaluated the recoverability of the net carrying value of its real estate and any related assets, including the real estate and related assets owned by the joint ventures. As part of this evaluation, the Partnership assessed, among other things, whether there had been a significant decrease in the market value of any of its properties. If events or circumstances indicated that the net carrying value of a property was not recoverable, the expected future net cash flows from the property were estimated for a period of approximately five years (or a shorter period if the Partnership expected that the property would be disposed of sooner), along with the estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows was less than the carrying amount of the property, the property was written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings.

The cash flows used to evaluate the recoverability of the assets and to determine fair value were based on good faith estimates and assumptions developed by the Managing General Partner.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Deferred leasing commissions were amortized over the applicable lease terms.

Rental income was accrued on a straight-line basis over the terms of leases which provided for varying rents over the lease terms. Expense reimbursements payable by tenants pursuant to their leases were recorded as rental revenues.

The Partnership does not use derivative instruments and did not engage in hedging activities.

Net income per Unit amounts are calculated by dividing net income allocated to Limited Partners by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For income tax purposes, the Partnership, in connection with its investment in joint ventures, recognized interest income on its original participating mortgage loans which were secured by the properties owned by the joint ventures. For tax purposes, the sale of One Congress Street in 2000 did not generate a capital gain or loss; instead, the Partnership treated the receipt of its share of the sale proceeds from GCGA, a corporate joint venture, as a loan repayment in full. In addition, the Partnership's offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $9.5 million higher than the amounts reported for financial statement purposes at December 31, 2000.

In 1998, the Partnership also recognized its share of taxable income from DW Michelson, a partnership. Such income was net of interest expense on the Partnership's participating mortgage loan secured by the Michelson property. The accounting policies used to account for property operations for tax reporting purposes differed from those used by the Partnership for financial reporting as follows: (a) depreciation was calculated using accelerated methods, (b) rental income was recognized based on the payment terms in the applicable leases, and
(c) write-downs for impairments of real estate were not deductible.

3.   Partnership Agreement
     ---------------------

The Partnership Agreement provides that net cash flow, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners. However, during the offering period (which ended in March 1990), the Managing General Partner was obligated to defer receipt of its share of distributable net cash flow, which totaled $3,713,000; and during the twelve quarters thereafter, the Managing General Partner contributed $4,807,069 of additional capital to the Partnership to fund the difference between cash flow and a 7.5% annual distribution rate to Limited Partners.

Sale or financing proceeds will be distributed, to the extent available: first, 97% to the Limited Partners and 3% to the General Partners until each Limited Partner has received a return of their invested capital plus an amount sufficient to provide a 10% cumulative annual return on their adjusted capital contribution; second, 100% to the General Partners until they have received an amount equal to (i) any portion of their share of net cash flow previously deferred and not distributed, and (ii) any additional capital contributions made by the Managing General Partner to fund distributions to the Limited Partners in respect of the 7.5% minimum annual return described above; and third, 85% to the Limited partners and 15% to the General Partners. However, if the Limited Partners don't receive a return of their invested capital and a 10% cumulative annual return on their adjusted capital contribution by the termination of the Partnership, then the General Partners must contribute the sale proceeds they received from the Partnership back to the Partnership. In lieu of this contribution, the General Partners have not and will not receive distributions of sale proceeds from the Partnership.

Taxable income (subject to certain adjustments) will generally be allocated to the partners in proportion to the distribution of distributable cash or sale or financing proceeds, as the case may be (or 90% to the Limited Partners and 10% to the General Partners if there is no distributable cash or sale or financing proceeds). At a minimum, the General Partners must be allocated 1% of the taxable income from a sale or refinancing. Tax losses, if any, will be allocated 90% to the Limited Partners and 10% to the General Partners.

During the years ended December 31, 2000, 1999 and 1998, distributions paid to Limited Partners included returns of capital of $74.94, $1.42 and $200.77 per Unit, respectively, calculated as the excess of cash distributed over accumulated earnings not previously distributed.

4.   Investments in Joint Ventures
     -----------------------------

One Congress Street, Boston, Massachusetts

Before the Partnership, through its joint venture investment, owned a general partnership interest in GCGA, the Partnership and an affiliate, Dean Witter Realty Yield Plus, L.P. ("Yield Plus"; and collectively, with the Partnership, the "Lender"), made a $59.2 million participating second mortgage loan (the "Loan") to GCGA. The Loan was due in 2001. The property was also subject to a first mortgage loan.

In October 1996, GCGA defaulted on the Loan, and filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. On October 27, 1997, the Lender entered into a settlement agreement with GCGA (the "Agreement"). As part of the Agreement, a new corporate joint venture which was jointly owned by the Partnership (42%) and Yield Plus (58%) became the sole general partner of GCGA (the "New General Partner"), with an aggregate 19.81% ownership interest in the property. The Partnership and Yield Plus agreed to make all decisions concerning the property jointly, and retained an affiliate of GCGA's original general partner as property manager.

The Agreement also provided the following:

(a) as a result of their interests in the New General Partner, the Partnership and Yield Plus were required to make additional loans to fund future tenant improvements and leasing commissions at the property (the "New Loans") in proportion to their ownership of the New General Partner. Any New Loans would bear interest at 12%, payable monthly from available cash flow generated by the property after payment of debt service on the first mortgage loan and certain operating escrows;

(b) the interest rate on the principal of the Loan and past due interest thereon (aggregating approximately $12.3 million at the date of the Agreement) was increased to 10%, payable monthly from available cash flow generated by the property after payment of debt service on the New Loans;

(c)   any future unpaid debt service would accrue interest at 10%; and

(d) the Partnership's and Yield Plus' interest in adjusted net revenue and capital proceeds generated by the property was increased to 80%.

The Agreement effectively changed the Lender from a participating lender to GCGA into the general partner in a partnership which owned the One Congress Street property. The Partnership, through the New General Partner, owned an 8.3% partnership interest in GCGA. However, the Partnership and Yield Plus recognized all of GCGA's profits and losses in proportion to their ownership of the New General Partner because the Partnership and Yield Plus controlled GCGA and were entitled to receive substantially all the cash flow and other economic benefits from the property.

In August 2000, GCGA sold the land and building which comprise the One Congress Street property to One Congress Street JV LLC (the "Purchaser"), an unaffiliated third party, for a negotiated sale price of $118.5 million.

At closing, approximately $37.8 million of the sale proceeds were used to settle GCGA's first mortgage loan, $1.3 million was used to fund all tenant improvements that GCGA incurred in renting out the remaining vacant space at the property prior to the sale and $1.4 million was used to pay the sale-related closing costs (collectively, the "Sale Proceeds Reductions"). The sale proceeds that GCGA received at closing, net of the Sale Proceeds Reductions, were approximately $78.1 million; GCGA paid this amount to the Partnership and Yield Plus in settlement of the Loan and accrued interest thereon. Accordingly, the Partnership received approximately $32.8 million representing its 42% share of the net sale proceeds GCGA received at closing.

In 2000, the Partnership paid, 100% to Limited Partners, a cash distribution of approximately $31.7 million ($183.05 per Unit) from a portion of the One Congress Street property sale proceeds it received. The remaining sale proceeds were distributed, to Limited Partners only, on February 27, 2001 (see Note 7).

The Partnership's share of GCGA's gain on sale of the One Congress Street property was approximately $19.5 million, such gain was allocated 100% to the Limited Partners.

The summarized balance sheet of GCGA at December 31, 1999 is as follows:



                                ASSETS

Land and building, net                                    $ 59,243,308
Other                                                        8,331,755
--------------------------------------------------------------------------

Total assets                                              $ 67,575,063
==========================================================================




               LIABILITIES AND PARTNERS' CAPITAL DEFICIENCY


First mortgage loan                                       $ 37,750,000
Second mortgage loan and accrued interest                   84,028,030
Other liabilities                                            3,630,657
Partners' capital deficiency                               (57,833,624)
--------------------------------------------------------------------------

                                                          $ 67,575,063
Total liabilities and partners' capital deficiency
==========================================================================

The summarized statements of operations of GCGA are as follows:


                                            Years ended December 31,
                                       2000            1999             1998
--------------------------------------------------------------------------------
Revenues:
  Rental                           $10,023,247      $16,405,741     $11,593,208
  Gain on sale of real estate       55,227,589                -               -
--------------------------------------------------------------------------------

                                    65,250,836       16,405,741      11,593,208
--------------------------------------------------------------------------------


Expenses:
  Interest on second
    mortgage loan                    5,694,891        8,346,614       8,078,420
  Other interest                     2,877,814        3,785,371       3,798,362
  Property operating                 6,282,296        6,498,471       5,946,569
  Depreciation and
    amortization                     1,506,742        2,738,548       1,960,626
--------------------------------------------------------------------------------

                                    16,361,743       21,369,004      19,783,977
--------------------------------------------------------------------------------

Income (loss) before
extraordinary item:                 48,889,093       (4,963,263)     (8,190,769)

--------------------------------------------------------------------------------

Extraordinary item:
  Gain on extinguishment
     of debt                         8,946,154                -               -
--------------------------------------------------------------------------------

Net income (loss)                  $57,835,247      $(4,963,263)    $(8,190,769)
================================================================================


GCGA's second mortgage loan consists of the Loan. The balance of the Loan at the date of closing of the sale was approximately $88.1 million. GCGA used its net proceeds from the sale of the One Congress Street property and remaining cash reserves to repay $79.2 million of the Loan. Since GCGA has no remaining assets at December 31, 2000, GCGA will not be able to repay the Loan in full. As a result, the Partnership and Yield Plus have jointly forgiven the unpaid Loan balance (approximately $8.9 million; the Partnership's share of this balance is $3.7 million).

The Partnership did not recognize interest income and a loss on extinguishment of debt on its share of the Loan; instead, the Partnership recognized its share of GCGA's earnings exclusive of all Loan activity.

Michelson, Irvine, California

DW Michelson was owned by the Partnership (49.19%) and Yield Plus (50.81%). In April 1998, DW Michelson sold its 90% general partnership interest in the partnership which owned the Michelson property (the "Company") to SC Enterprises ("SCE"), the 10% limited partner of the Company, along with two promissory notes totaling approximately $1.2 million due from SCE, for a negotiated aggregate sale price of $64 million. SCE assigned its right to purchase the interest in the Company to Spieker Properties L.P., which is not affiliated with the Partnership or SCE.

In 1998, the Partnership distributed, 100% to the Limited Partners, approximately $31.4 million ($181.09 per Unit), its share of the net proceeds from the sale. The Partnership's share of the gain on sale of the property was approximately $12.7 million; such gain was allocated 100% to Limited Partners.

A summarized income statement for DW Michelson for the year ended December 31, 1998 is as follows:

                                INCOME STATEMENT


Revenues:
  Rental                                                $ 1,809,111
  Gain on sale of property                               25,221,250
  Other                                                     114,859
---------------------------------------------------------------------------

                                                         27,145,220
---------------------------------------------------------------------------
Expenses:
  Property operating                                        736,120
  Depreciation and amortization                              64,745
---------------------------------------------------------------------------

                                                            800,865
---------------------------------------------------------------------------

Net income                                             $ 26,344,355
===========================================================================

Yield Plus and the Partnership received cash flow and profits and losses from operations according to their interest in DW Michelson.

The accounting policies of GCGA and DW Michelson were consistent with those of the Partnership.

5.   Sale of Real Estate
     -------------------

On August 11, 1998, the Partnership sold the Century Alameda Distribution Center to an unaffiliated third party for a negotiated sale price of $9.35 million. The Partnership recognized a gain on this sale of approximately $2.7 million, which was allocated 100% to the Limited Partners. In 1998, the Partnership distributed, 100% to the Limited Partners, approximately $9.1 million ($52.75 per Unit), the proceeds from the sale of the property (net of closing costs).

6.   Related Party Transactions
     --------------------------

An affiliate of Realty provided property management services for the Michelson and the Century Alameda Distribution Center properties until the properties were sold in 1998. For the year ended December 31, 1998, the affiliate received property management fees of approximately $40,000. This amount was included in property operating expenses.

Realty performs administrative functions and processes certain investor tax information for the Partnership. For the years ended December 31, 2000, 1999, and 1998, the Partnership incurred approximately $18,000, $33,000, and $145,000, respectively, for these services. These amounts are included in general and administrative expenses. At December 31, 2000, accounts payable and other liabilities included the $18,000 due to Realty for the services it performed for the Partnership in 2000.

7.   Cash Distributions

In 2000, the Partnership paid a distribution, to Limited Partners only, of approximately $32,728,000 ($189.00 per Unit), consisting of $31,697,000 ($183.05 per Unit) from a portion of the proceeds from the sale of the One Congress Street property and $1,031,000 ($5.95 per Unit) from Partnership cash reserves. The General Partners deferred receipt of their share ($114,481) of the distribution of cash reserves to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs. The amounts deferred were charged against partners' capital and recorded as distributions payable.

On February 27, 2001, the Partnership paid a distribution, to Limited Partners only, of approximately $1,576,000 ($9.10 per Unit), consisting of $1,048,000 ($6.05 per Unit) from the remaining proceeds from the sale of the One Congress Street property and $528,000 ($3.05 per Unit) from Partnership cash reserves. The General Partners deferred receipt of their share ($58,000) of the distribution of cash reserves.

8.   Summary of Quarterly Results (Unaudited):
     -----------------------------------------

                                                             Net Income
                                                             Per Unit of
                                                             Limited
                                                             Partnership
                           Revenue         Net Income        Interest
--------------------------------------------------------------------------------


2000

  March 31                 $ 367,131        $ 350,362           $ 1.82
  June 30                    281,183          261,238             1.36
  September 30            19,164,127       19,135,256           110.68
  December 31                 50,106           27,679             0.20
--------------------------------------------------------------------------

    Total                $19,862,547      $19,774,535          $114.06
==========================================================================


1999

  March 31                 $ 401,616        $ 378,645           $ 1.97
  June 30                    312,572          290,541             1.51
  September 30               510,328          487,969             2.53
  December 31                648,637          577,999             3.01
--------------------------------------------------------------------------

    Total                $ 1,873,153      $ 1,735,154           $ 9.02
==========================================================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   -------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

None.
                             PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

The Partnership is a limited partnership which has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:

                                         Position with the
Name                                 Managing General Partner
----                                 ------------------------

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

William B. Smith, age 57, has been an Advisory Director of Morgan Stanley Dean Witter & Co. since July 2000. From June 1997 to July 2000, Mr. Smith was a Managing Director of Morgan Stanley & Co. Inc. and co-head of Morgan Stanley Realty Incorporated. Prior to June 1997, Mr. Smith was an Executive Vice President of Dean Witter Reynolds Inc. and Director of its Investment Banking Department for more than five years.

E. Davisson Hardman, Jr., age 51, has been a Managing Director of Morgan Stanley Asia, Ltd. since 1997. For more than five years before June 1997, Mr. Hardman was a Managing Director of Dean Witter Realty Inc.

Ronald T. Carman, age 49, has been an Assistant Secretary of Morgan Stanley Dean Witter & Co. since June 1997 and a Managing Director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are contained in Item 5 above. The General Partners received cash distributions of $200,870 and $244,162 during the years ended December 31, 1999 and 1998, respectively. The General Partners deferred receipt of $114,481, their share of the 2000 cash reserve distributions, to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up it affairs. The General Partners have not received any distributions of proceeds from property sales to date.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the Financial Statements in Item 8 above.

The directors and officers of the Partnership's Managing General Partner received no remuneration from the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------   ---------------------------------------------------
          MANAGEMENT

(a) The following is known to the Partnership to be the beneficial owner of more than five percent of the Units:

                                                            Units
                                                      beneficially owned
      Name of Beneficial Owners                       Number     Percent
      -------------------------                       ------     -------

       Madison Avenue Investment
           Partners, LLC ("MAIP");
       First Equity Realty, LLC ("FER");
       The Harmony Group II, LLC
           ("Harmony");
       Ronald M. Dickerman;
       Bryan E. Gordon (collectively the
           "Reporting Persons")                       8,694        5.02%

The information set forth in the Item 12 (a) is based on a Schedule 13G Information Statement filed September 22, 2000 by the Reporting Persons. Such
Schedule 13G discloses each of the Reporting Persons beneficially owns and has shared voting and shared dispositive power over 8,694 Units.

The address of MAIP, Harmony and Mr. Gordon is P.O. Box 7533, Incline Village, Nevada 89452. The address of FER and Mr. Dickerman is 555 Fifth Avenue, 9th Floor, NY, NY 10017.

(b) The directors and executive officers of the Managing General Partner own the following Units as of February 28, 2001:

                                                               Amount and
                                                               Nature of
Title of Class      Name of Beneficial Owner             Beneficial Ownership
--------------      ------------------------             --------------------

Limited             All directors and executive                   *
Partnership         officers of the Managing General
Interests           Partner, as a group


* Own, by virtue of ownership of limited partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

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

The One Congress Street property was developed by a partnership between a Maryland-based developer and an entity comprised of former Realty executives, some of whom were formerly executive officers of the Managing General Partner. This entity withdrew as a partner of the original property owner/borrower ("GCGA") in September 1993, so GCGA was controlled solely by the Maryland-based developer until control of the borrower was transferred to the Partnership and Dean Witter Realty Yield Plus, L.P., an affiliate, in 1997.

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

     (10)(o) Purchase and Sale Agreement as of June 14, 2000 between Government Center Garage Realty Trust as Seller and One Congress Street JV LLC, as Purchaser, First Amendment to Purchase and Sale Agreement as of July 27, 2000 and Second Amendment to Purchase and Sale Agreement were collectively filed as an exhibit to Form 8-K on August 31, 2000 and are incorporated herein by reference.

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

DEAN WITTER REALTY YIELD PLUS II, L.P.

By: Dean Witter Realty Yield Plus II Inc.
    Managing General Partner


By: /s/E. Davisson Hardman, Jr.               Date:  March 30, 2001
    -------------------------------------
    E. Davisson Hardman, Jr.
    President


By: /s/Raymond E. Koch                        Date:  March 30, 2001
    --------------------------------------
    Raymond E. Koch
    Controller

    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DEAN WITTER REALTY YIELD PLUS II INC.
Managing General Partner

/s/William B. Smith                           Date: March 30, 2001
-------------------------------------
William B. Smith
Chairman of the Board of Directors

/s/E. Davisson Hardman, Jr.                   Date: March 30, 2001
-------------------------------------
E. Davisson Hardman, Jr.
Director

/s/Ronald T. Carman                           Date: March 30, 2001
-------------------------------------
Ronald T. Carman
Director