Form 10-Q
period 2001-03-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 2001-05-14
CIK 830340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18149


                     DEAN WITTER REALTY YIELD PLUS II, L.P.
                     --------------------------------------
         (Exact name of registrant as specified in governing instrument)


            Delaware                                  13-3469111
            --------                      --------------------------------
      (State of organization)             (IRS Employer Identification No.)

      2 World Trade Center, New York, NY                10048
   ----------------------------------------           ----------
   (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (212) 392-2974
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X     No
                                                    -------      ---------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                                 BALANCE SHEETS

                                                     March 31,    December 31,
                                                        2001           2000
--------------------------------------------------------------------------------

                                    ASSETS
                                    ------

Cash and cash equivalents                            $ 1,199,560     $ 2,860,434

Other assets                                                -              4,729
--------------------------------------------------------------------------------

                                                     $ 1,199,560     $ 2,865,163
================================================================================

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts payable and other liabilities                  $ 83,624      $ 177,244

Distributions payable to General Partners                173,164        114,481
--------------------------------------------------------------------------------
                                                         256,788        291,725
--------------------------------------------------------------------------------

Partners' capital (deficiency):
  General Partners                                     3,267,162      3,325,464
  Limited Partners ($500 per Unit, 173,164
    Units issued)                                     (2,324,390)      (752,026)
--------------------------------------------------------------------------------
Total Partners' capital                                  942,772      2,573,438
--------------------------------------------------------------------------------
                                                     $ 1,199,560    $ 2,865,163
================================================================================


               See accompanying notes to financial statements.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                                INCOME STATEMENTS

                   Three months ended March 31, 2001 and 2000

                                                         2001         2000
------------------------------------------------------------------------------

Revenues:
  Equity in earnings of joint venture                     $ -          $ 327,085
  Interest and other                                      27,864          40,046
--------------------------------------------------------------------------------
                                                          27,864         367,131
--------------------------------------------------------------------------------

Expenses:
  General and administrative                              24,055          16,769
--------------------------------------------------------------------------------

Net income                                               $ 3,809       $ 350,362
================================================================================

Net income allocated to:
  Limited Partners                                       $ 3,428       $ 315,326
  General Partners                                           381          35,036
--------------------------------------------------------------------------------
                                                         $ 3,809       $ 350,362
================================================================================

Net income per Unit of limited partnership
  interest                                                $ 0.02          $ 1.82
================================================================================


            See accompanying notes to financial statements.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                        Three months ended March 31, 2001



                                         Limited         General
                                        Partners        Partners         Total
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
 January 1, 2001                       $ (752,026)     $3,325,464    $2,573,438

Net income                                  3,428             381         3,809

Distributions                          (1,575,792)        (58,683)   (1,634,475)
--------------------------------------------------------------------------------

Partners' capital (deficiency) at
  March 31, 2001                      $(2,324,390)     $3,267,162       $942,772
================================================================================


               See accompanying notes to financial statements.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                            STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2001 and 2000

                                                         2001          2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                               $3,809      $350,362
  Adjustments to reconcile net income to net cash
    (used in)provided by operating activities:
      Equity in earnings of joint venture                    -         (327,085)
      Decrease in other assets                              4,729        10,246
      (Decrease) increase in accounts payable and
        other liabilities                                 (93,620)        7,236
--------------------------------------------------------------------------------

          Net cash (used in) provided by operating
            activities                                    (85,082)       40,759
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Distributions from joint venture                           -          284,756
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions                                        (1,634,475)          -
  Increase in distributions payable to General
    Partners                                               58,683           -
--------------------------------------------------------------------------------

          Net cash used in financing activities        (1,575,792)          -
--------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents       (1,660,874)      325,515

Cash and cash equivalents at beginning of period        2,860,434     1,377,357
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period             $1,199,560    $1,702,872
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

The Partnership's last property investment was its 42% interest in the partnership ("GCGA") which owned the One Congress Street property. GCGA sold the property on August 31, 2000,and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affairs and distribute the balance of the Partnership's cash reserves until GCGA terminates its operations (see Note 2). The Managing General Partner plans to terminate the Partnership in 2001.

The Partnership's 42% general partnership interest in GCGA is accounted for on the equity method. The remaining 58% general partnership interest in GCGA is owned by Dean Witter Realty Yield Plus, L.P. ("Yield Plus"), an affiliate.

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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Operating results of interim periods may not be indicative of the operating results for the entire year.


                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                          Notes to Financial Statements



2.   Investment in Joint Venture
     ---------------------------

As part of the One Congress Street sale agreement, GCGA continues to be responsible for completing the repair work it began relating to the parking garage area of the property. At closing of the sale, $1.2 million was deducted from the sale proceeds GCGA received, and placed in escrow to ensure that GCGA would complete and pay for all the required repair work; the Partnership's 42% share of such escrow deposit was $495,000. The Managing General Partner expects that the remaining repair work will be completed in the Summer of 2001, and the funds needed to complete such work will not exceed the amount of the escrow deposit. GCGA can terminate its operations after GCGA determines that the parking garage repair work has been satisfactorily completed.

Summarized income statements of GCGA are as follows:

                                                 Quarter ended March 31,
                                              2001          2000
--------------------------------------------------------------------------

Revenues                                      $ -           $ 3,511,519
--------------------------------------------------------------------------

Expenses:
  Interest on second mortgage loan              -            2,106,101
  Other interest                                -              945,303
  Property operating                            -            1,310,321
  Depreciation and amortization                 -              712,370
--------------------------------------------------------------------------

                                                -            5,074,095
--------------------------------------------------------------------------

Net loss                                      $ -  .        $(1,562,576)
==========================================================================

The property was sold in August 2000. GCGA's second mortgage loan was a participating mortgage loan from the Partnership(42%) and Yield Plus (58%). The Partnership did not recognize interest income on its share of the second mortgage loan; instead, the Partnership recognized its share of GCGA's earnings exclusive of GCGA's interest expense on the second mortgage loan.



                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                          Notes to Financial Statements


3. Related Party Transactions
   --------------------------

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. During the three-month periods ended March 31, 2001 and 2000, the Partnership incurred approximately $4,500 and $8,300, respectively, for these services. These amounts are included in general and administrative expenses.

4. Cash Distributions
   ------------------

On February 27, 2001, the Partnership paid a distribution, to Limited Partners only,of approximately $1,576,000 ($9.10 per Unit), consisting of $1,048,000 ($6.05 per Unit) from the remaining proceeds from the sale of the One Congress Street property and $528,000 ($3.05 per Unit) from Partnership cash reserves. The General Partners deferred receipt of their share (approximately $59,000) of the distribution of cash reserves to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs. The amounts deferred were charged against partners' capital and recorded as distributions payable.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

Liquidity and Capital Resources
-------------------------------

As discussed in Note 1 to the Financial Statements, the partnership ("GCGA") which owned the One Congress Street property sold the property on August 31, 2000. The Partnership's interest in GCGA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective August 31, 2000, the date on which the One Congress Street property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of Delaware Secretary of State in 2001.

As discussed in Note 4 to the Financial Statements, on February 27, 2001, the Partnership paid, to Limited Partners only, a distribution of $9.10 per Unit. The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

The absence of the Partnership's equity in earnings of joint venture was due to the loss of operating income resulting from the August 2000 sale of the One Congress Street property.

There were no other individually significant factors which caused fluctuations in the Partnership's operating results for the three months ended March 31, 2001 compared to 2000.





                     DEAN WITTER REALTY YIELD PLUS II, L.P.



Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.
                    -



PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits.
              None.

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

                                    DEAN WITTER REALTY YIELD PLUS
                                     II, L.P.

                              By:   Dean Witter Realty Yield Plus
                                     II Inc.
                                    Managing General Partner


Date:  May 15, 2001           By:    /S/ E. Davisson Hardman, Jr.
                                     ----------------------------
                                     E. Davisson Hardman, Jr.
                                     (President)


Date:  May 15, 2001           By:    /S/ Raymond E. Koch
                                     ----------------------------
                                     Raymond E. Koch
                                     Controller
                                     (Principal Financial and
                                     Accounting Officer)