Form 10-Q
period 2000-09-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 2001-06-13
CIK 830340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 For the period ended
                               September 30, 2000

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

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  Yes          No   X
                                                    -------      ---------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                                 BALANCE SHEETS

                                                    September 30, December 31,
                                                        2000          1999
------------------------------------------------------------------------------
                                     ASSETS


Cash and cash equivalents                             $2,954,075   $1,377,357

Investment in unconsolidated partnership               1,340,283   14,311,690

Other assets                                               2,795       19,207
------------------------------------------------------------------------------

                                                      $4,297,153  $15,708,254
==============================================================================


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                $   78,437  $    66,874
------------------------------------------------------------------------------

Partners' capital:
  General partners                                     3,447,884    3,416,870
  Limited partners ($500 per Unit, 173,164
------------------------------------------------------------------------------
    Units issued)                                        770,832   12,224,510

Total partners' capital                                4,218,716   15,641,380
------------------------------------------------------------------------------

                                                      $4,297,153  $15,708,254
==============================================================================






               See accompanying notes to financial statements.

                    DEAN WITTER REALTY YIELD PLUS II, L.P.
                                INCOME STATEMENTS
           Three and nine months ended September 30, 2000 and 1999


                                                    Three months ended                    Nine months ended
                                                         September 30,                        September 30,
                                                    ---------------------                 ------------------
                                                      2000         1999                    2000        1999
                                                    ---------------------                 ------------------
Revenues:
  Equity in earnings of
unconsolidated partnership                        $18,975,293         $512,679        $19,559,286        $ 1,151,688
  Interest and other                                  188,834          (2,351)            253,155             72,828
-------------------------------------------------------------- ---------------- ------------------ ------------------
                                                   19,164,127          510,328         19,812,441          1,224,516
-------------------------------------------------------------- ---------------- ------------------ ------------------
Expenses:
  General and administrative                           28,871           22,359             65,585             67,361
-------------------------------------------------------------- ---------------- ------------------ ------------------
Net income                                        $19,135,256         $487,969        $19,746,856        $ 1,157,155
============================================================== ================ ================== ==================
Net income allocated to:
  Limited partners                                $19,165,402         $439,172        $19,715,842        $ 1,041,440
  General partners                                   (30,146)           48,797             31,014            115,715
-------------------------------------------------------------- ---------------- ------------------ ------------------
                                                  $19,135,256         $487,969        $19,746,856        $ 1,157,155
============================================================== ================ ================== ==================
Net income per Unit of limited
  partnership interest                               $ 110.68           $ 2.53           $ 113.86            $  6.01
============================================================== ================ ================== ==================

                 See accompanying notes to financial statements.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.
                         STATEMENT OF PARTNERS' CAPITAL
                      Nine months ended September 30, 2000


                                          Limited         General
                                          Partners        Partners          Total
------------------------------------------------------------------------------------
Partners' capital at January 1, 2000      $12,224,510     $3,416,870    $ 15,641,380
Net income                                 19,715,842         31,014      19,746,856
------------------------------------------------------------------------------------
Cash Distribution                         (31,169,520)                   (31,169,520)

------------------------------------------------------------------------------------

Partners' capital at September 30, 2000   $   770,832     $3,447,884    $  4,218,716
====================================================================================



                 See accompanying notes to financial statements.


                     DEAN WITTER REALTY YIELD PLUS II, L.P.
                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2000 and 1999




                                                         2000              1999
------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                          $19,746,856      $ 1,157,155
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Equity in earnings of unconsolidated partnership  (19,559,286)      (1,151,688)
     Decrease (increase)  in other assets                   16,412           (6,268)
     Increase (decrease) in accounts payable and other
        liabilities                                         11,563          (28,753)
------------------------------------------------------------------------------------

       Net cash provided by (used in) operating
        activities                                         215,545          (29,554)
------------------------------------------------------------------------------------
Cash flows from investing activities:
     Distributions from unconsolidated partnership      33,504,393        1,837,119
     Contributions to unconsolidated partnership          (973,700)      (1,108,460)
-----------------------------------------------------------------------------------
       Net cash provided by investing activities        32,530,693          728,659
-----------------------------------------------------------------------------------
Net cash flows used in financing activities:
   Cash distributions                                  (31,169,520)             -
-----------------------------------------------------------------------------------
Increase in cash and cash equivalents                    1,576,718          699,105
Cash and cash equivalents at beginning of period         1,377,357        2,062,767
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $2,954,075       $2,761,872
===================================================================================



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

The Partnership's last remaining property investment was its 42% share of the general partnership interest in the GCGA Limited Partnership ("GCGA"), the partnership which owned the One Congress Street office building and garage complex. As discussed in Note 2, the One Congress Street property was sold on August 31, 2000, and this sale has effectuated the dissolution of the Partnership. Accordingly, the Partnership is in the process of winding up its affairs, and it plans to distribute the balance of the Partnership's cash reserves and terminate by December 31, 2000. However, there can be no assurance that the Partnership can be terminated by such date.

The Partnership's interest in GCGA was accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes.

Net income per Unit amounts were calculated by dividing net income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the gain on the sale of the One Congress Street property included in equity in earnings of unconsolidated partnership in 2000, such adjustments consists only of normal recurring accruals.

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

2.   Investment in Unconsolidated Partnership

Pursuant to a Purchase and Sale Agreement dated as of June 14, 2000, as amended, a nominee trust (the "Trust") acting for GCGA, the sole beneficiary of the Trust, sold the land and building which comprise the One Congress Street property on August 31, 2000 to One Congress Street JV LLC (the "Purchaser"), an unaffiliated third party, for a negotiated sale price of $118.5 million.

Dean Witter Realty Yield Plus L.P.("YP"), an affiliated public partnership, owned the remaining 58% share of the general partnership interest in GCGA.

GCGA also had an outstanding participating second mortgage loan (the "Loan") payable to the Partnership (42%) and YP (58%).

The purchase price was paid in cash at closing. At closing, approximately $37.8 million of the sale proceeds were used to settle GCGA's first mortgage loan, $1.3 million was used to fund all tenant improvements that GCGA incurred in renting out the remaining vacant space at the property prior to the sale and $1.8 million was used to fund the remaining agreed upon repairs to the property's garage area (collectively, the "Sale Proceeds Reductions"). The cash GCGA received at closing, net of the Sale Proceeds Reductions and closing costs, was approximately $75.9 million; GCGA paid this amount to the Partnership and YP in settlement of the Loan. Accordingly, on August 31, 2000, the Partnership received approximately $31.9 million representing its 42% share of the net sale proceeds GCGA received at closing.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.
                          Notes to Financial Statements

On September 28, 2000, the Partnership paid, 100% to Limited Partners, a cash distribution of approximately $31.2 million ($180 per Unit) from the One Congress Street property sale proceeds it received. The Partnership retained a portion of the sale proceeds to cover any contingencies that may arise pursuant to the sale and, if required, pay administrative expenses and liabilities that may arise during 2000 while the Partnership winds up its affairs. Any sale proceeds remaining, subsequent to the payment of any contingencies, will be distributed to Limited Partners only.

The Partnership's share of GCGA's gain on sale of the One Congress Street property was approximately $19.4 million, such gain was allocated 100% to the Limited Partners.

Summarized statements of operations of GCGA are as follows:

                                    Three months ended        Nine months ended
                                     September 30,              September 30,
                                    ------------------        ------------------------
                                    2000          1999        2000          1999
--------------------------------------------------------------------------------------
Revenue:
 Property operating              $ 2,257,917    $4,135,795  $ 9,776,026   $11,809,008
 Gain on sale of real estate      52,744,105       -         52,744,105       -
--------------------------------------------------------------------------------------
                                  55,002,022     4,135,795   62,520,131    11,809,008
--------------------------------------------------------------------------------------
Expenses:
 Interest on the Loan              1,458,105     2,121,396    5,694,891     6,213,116
 Other interest                      712,455       946,272    2,602,559     2,840,202
 Property operating                2,846,694     1,595,194    6,128,296     5,038,609
 Depreciation and
   amortization                       49,845       618,551    1,476,288     1,873,521
--------------------------------------------------------------------------------------
                                   5,067,099     5,281,413   15,902,034    15,965,448
--------------------------------------------------------------------------------------
Net income (loss) before
   extraordinary item:            49,934,923   (1,145,618)   46,618,097   (4,156,440)
--------------------------------------------------------------------------------------
Extraordinary item:
 Gain on extinguishment
 of debt                          11,215,526       -         11,215,526       -
--------------------------------------------------------------------------------------
Net income (loss)                $61,150,449  $(1,145,618)  $57,833,623  $(4,156,440)
======================================================================================


On June 30, 2000, GCGA reclassified its interest in the One Congress Street property as real estate held for sale. Accordingly, since

                     DEAN WITTER REALTY YIELD PLUS II, L.P.
                         Notes to Financial Statements

July 1, 2000, GCGA has not recorded depreciation expense on the building and related improvements.

The balance of the Loan at the date of closing of the sale was approximately $90.3 million. Since GCGA only received net sale proceeds of $75.9 million and has only $3.2 million of additional assets at September 30, 2000, GCGA will not be able to repay the Loan in full. As a result, the Partnership and YP have jointly forgiven the unpaid Loan balance (approximately $11.2 million; the Partnership's share of this balance is $4.7 million).

The Partnership did not recognize interest income and a loss on extinguishment of debt on its share of the Loan; instead, the Partnership recognized its share of GCGA's earnings exclusive of all Loan activity.

3. Related Party Transactions

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. For the nine-month periods ended September 30, 2000 and 1999, the Partnership incurred approximately $25,000 and $26,000, respectively, for these services. These amounts are included in general and administrative expenses.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership's 42% share of the general partnership interest in the partnership ("GCGA") which owned the One Congress Street property was the Partnership's sole property interest. As discussed in Note 2 to the Financial Statements, the property was sold to an unaffiliated third party on August 31, 2000.

The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event arises giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement, effective August 31, 2000, the date on which the One Congress Street property was sold. By December 31, 2000, the Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State. There can be no assurance that the Partnership will terminate by December 31, 2000.

As discussed in Note 2 to the Financial Statements, on September 28, 2000, the Partnership paid, to Limited Partners only, a distribution of sale proceeds of $180.00 per Unit. The Partnership retained a portion of the One Congress Street sale proceeds it received to cover any contingencies that may arise during 2000 while the Partnership winds up its affairs.

As of the date of closing of the sale of the One Congress Street property, the Partnership had commitments to fund approximately $533,000 for its share of tenant improvements and leasing commissions at the property. This amount was deducted from the Partnership's share of the sale proceeds it received at closing.

GCGA continues to be responsible for completing the repair work it begain relating to the parking garage area of the One Congress Street property. The Partnership's share of the costs incurred up to the closing date of the sale was approximately $454,000. Also, an additional $1.2 million was deducted from GCGA's sale proceeds and placed in escrow to ensure that GCGA would complete and pay for all the required repair work; the Partnership's share of such escrow deposit was $495,000. The Managing General Partner expects that all of the escrow deposit will be needed to fund the remaining repair work which is expected to be completed in 2001.

During the periods the Partnership owned its interest in the One Congress Street property, the property generated positive cash flow from operations, except for the Partnership's share of the above-mentioned repair costs.

During the three and nine months ended September 30, 2000, the Partnership's contributions to GCGA (to fund its share of repair costs and tenant improvements at the property) exceeded its cash provided by operating activities and the distributions it received from GCGA (excluding its share of the One Congress Street sale proceeds). This deficit was funded from the Partnership's cash reserves.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended September 30, 2000 compared to 1999 are primarily attributable to the following:

The increases in equity in earnings of joint venture in 2000 are primarily due to the Partnership's share of the gain on the August 2000 sale of the One Congress Street property (approximately $19.4 million). This gain was partially offset by the Partnership's share of the above-mentioned repair costs (approximately $950,000 and $720,000 for the nine and three months ended September 30, 2000, respectively) at the property in 2000.

Interest and other income was greater in 2000 primarily due to interest earned on the proceeds from the One Congress Street sale before such proceeds were distributed to the Limited Partners in September 2000.

There were no other individually significant factors which caused changes in revenues or expenses in 2000 compared to 1999.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its property interest.

                    DEAN WITTER REALTY YIELD PLUS II, L.P.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      a)    Exhibits.
            An exhibit index has been filed as part of this Report on Page E1.

      b)    Reports on Form 8-K.

         i) Report on Form 8-K dated August 4, 2000 disclosing the contract to sell the One Congress Street property and the Partnership's plan to pay, to Limited Partners only, a cash distribution of sale proceeds.

        ii) Reports on Form 8-K dated August 31, 2000 disclosing the _sale of the One Congress Street property.

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

                                    DEAN WITTER REALTY YIELD PLUS II, L.P.

                              By:   Dean Witter Realty Yield Plus II Inc.
                                    Managing General Partner

Date: November 14 2000        By:   /s/ E. Davisson Hardman, Jr.
                                    ------------------------------
                                     E. Davisson Hardman, Jr.
                                     President

Date: November 14 2000        By:    /s/ Raymond E. Koch
                                     -----------------------------
                                     Raymond E. Koch
                                     Principal Financial and Accounting
                                     Officer

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                        Quarter Ended September 30, 2000

                                  Exhibit Index

Exhibit No.                              Description
-----------                              -----------
    27                             Financial Data Schedule