Form 10-K/A
period 2000-12-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 2001-06-15
CIK 830340

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes ______  No __X___



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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I.


The registrant is filing this Annual Report on Form 10-Q/A because it inadvertently failed to file the Form 10-Q for the period ended September 30, 2000 and its August 4, 2000 Form 8-K during the 12 months preceding the original filing of the Report. Accordingly, this Report indicates on the cover page that in the 12 months preceding the filing of its original Report, the registrant did not file all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. The registrant has since filed the report.



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

DEAN WITTER REALTY YIELD PLUS II, L.P.

By: Dean Witter Realty Yield Plus II Inc.
    Managing General Partner



By: /s/E. Davisson Hardman, Jr.               Date:  June 14, 2001
    -------------------------------------
    E. Davisson Hardman, Jr.
    President


By: /s/Raymond E. Koch                        Date:  June 14, 2001
    --------------------------------------
    Raymond E. Koch
    Controller
    (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DEAN WITTER REALTY YIELD PLUS II INC.
Managing General Partner


/s/William B. Smith                           Date: June 14, 2001
-------------------------------------
William B. Smith
Chairman of the Board of Directors

/s/E. Davisson Hardman, Jr.                   Date: June 14, 2001
-------------------------------------
E. Davisson Hardman, Jr.
Director

/s/Ronald T. Carman                           Date: June 14, 2001
-------------------------------------
Ronald T. Carman
Director