Form 10-Q/A
period 2001-03-31
DEAN WITTER REALTY YIELD PLUS II LP
filed 2001-06-15
CIK 830340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


The registrant is filing this Quarterly Report on Form 10-Q/A because it inadvertently failed to file the Form 10-Q for the period ended September 30, 2000 and its August 4, 2000 Form 8-K during the 12 months preceding the original filing of the Report. Accordingly, this Report indicates on the cover page that in the 12 months preceding the filing of its original Report, the registrant did not file all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934. The registrant has since filed the report.





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

                                    DEAN WITTER REALTY YIELD PLUS
                                     II, L.P.

                              By:   Dean Witter Realty Yield Plus
                                     II Inc.
                                    Managing General Partner



Date:  June 14, 2001          By:    /S/ E. Davisson Hardman, Jr.
                                     ----------------------------
                                     E. Davisson Hardman, Jr.
                                     (President)


Date:  June 14, 2001          By:    /S/ Raymond E. Koch
                                     ----------------------------
                                     Raymond E. Koch
                                     Controller
                                     (Principal Financial and
                                     Accounting Officer)