Form 10-Q
period 2001-06-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 2001-08-10
CIK 830340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2001

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18149


                     DEAN WITTER REALTY YIELD PLUS II, L.P.
         ---------------------------------------------------------------
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


Registrant's telephone number, including area code: (800) 829-8585
                                                    --------------

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [ ]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                                 BALANCE SHEETS

                                                                 June 30,         December 31,
                                                                   2001              2000
-----------------------------------------------------------------------------------------------
                                     ASSETS

Cash and cash equivalents                                       $ 1,194,655        $ 2,860,434

Other assets                                                             --              4,729
-----------------------------------------------------------------------------------------------

                                                                $ 1,194,655        $ 2,865,163
===============================================================================================


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                          $    84,817        $   177,244

Distributions payable to General Partners                           173,164            114,481
-----------------------------------------------------------------------------------------------

                                                                    257,981            291,725
-----------------------------------------------------------------------------------------------

Partners' capital (deficiency):
   General Partners                                               3,266,552          3,325,464
   Limited Partners ($500 per Unit, 173,164
      Units issued)                                              (2,329,878)          (752,026)
-----------------------------------------------------------------------------------------------

Total partners' capital                                             936,674          2,573,438
-----------------------------------------------------------------------------------------------

                                                                $ 1,194,655        $ 2,865,163
===============================================================================================

                 See accompanying notes to financial statements.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                            STATEMENTS OF OPERATIONS

                Three and six months ended June 30, 2001 and 2000

                                            Three months ended                  Six months ended
                                                 June 30,                          June 30,
                                           2001             2000             2001             2000
------------------------------------------------------------------------------------------------------
Revenues:
  Equity in earnings of
    joint venture                        $   5,199        $ 256,908        $   5,199        $ 583,993
  Interest and other                         9,851           24,275           37,715           64,321
------------------------------------------------------------------------------------------------------

                                            15,050          281,183           42,914          648,314
------------------------------------------------------------------------------------------------------

Expenses:
  General and administrative                21,148           19,945           45,203           36,714
------------------------------------------------------------------------------------------------------

Net (loss) income                        $  (6,098)       $ 261,238        $  (2,289)       $ 611,600
======================================================================================================

Net (loss) income allocated to:
  Limited Partners                       $  (5,488)       $ 235,114        $  (2,060)       $ 550,440
  General Partners                            (610)          26,124             (229)          61,160
------------------------------------------------------------------------------------------------------

                                         $  (6,098)       $ 261,238        $  (2,289)       $ 611,600
======================================================================================================

Net (loss) income per Unit of
limited partnership interest             $   (0.03)       $    1.36        $   (0.01)       $    3.18
======================================================================================================

                 See accompanying notes to financial statements.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                         Six months ended June 30, 2001


                                       Limited           General
                                       Partners          Partners            Total
---------------------------------------------------------------------------------------
Partners' capital (deficiency)
 at January 1, 2001                  $  (752,026)       $ 3,325,464        $ 2,573,438

Net loss                                  (2,060)              (229)            (2,289)

Distributions                         (1,575,792)           (58,683)        (1,634,475)
---------------------------------------------------------------------------------------

Partners' capital (deficiency)
 at June 30, 2001                    $(2,329,878)       $ 3,266,552        $   936,674
=======================================================================================

                 See accompanying notes to financial statements.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                            STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2001 and 2000

                                                                  2001               2000
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                          $    (2,289)       $   611,600
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
      Equity in earnings of joint venture                          (5,199)          (583,993)
      Decrease (increase) in other assets                           4,729             (1,159)
      (Decrease) increase in accounts payable and other
       liabilities                                                (92,427)            22,629
---------------------------------------------------------------------------------------------

         Net cash  (used in) provided by
           operating activities                                   (95,186)            49,077
---------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Distributions from joint venture                                 5,199            909,792
   Contributions to joint venture                                      --           (254,600)
---------------------------------------------------------------------------------------------

         Net cash provided by investing
           activities                                               5,199            655,192
---------------------------------------------------------------------------------------------


Cash flows from financing activities:
  Distributions                                                (1,634,475)                --
  Increase in distributions payable to
    General Partners                                               58,683                 --
---------------------------------------------------------------------------------------------

       Net cash used in financing activities                   (1,575,792)                --
---------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents               (1,665,779)           704,269

Cash and cash equivalents at beginning of period                2,860,434          1,377,357
---------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                    $ 1,194,655        $ 2,081,626
=============================================================================================

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

The Partnership's last property investment was its 42% interest in the partnership ("GCGA") which owned the One Congress Street property. GCGA sold the property on August 31, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affairs and distribute the balance of the Partnership's cash reserves until GCGA terminates its operations (see Note 2). The Managing General Partner plans to terminate the Partnership in 2001.

The Partnership's 42% share of the general partnership interest in GCGA was accounted for on the equity method. The remaining 58% general partnership interest in GCGA was owned by Dean Witter Realty Yield Plus, L.P. ("Yield Plus"), an affiliate.

The Partnership's records are maintained on the accrual basis of accounting for financial and tax reporting purposes.

Net (loss) income per Unit amounts were calculated by dividing net (loss) income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

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

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                          Notes to Financial Statements


2.  Investments in Joint Venture
    ----------------------------

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

Summarized income statements of GCGA is as follows:

                                      Three months ended                     Six months ended
                                           June 30,                              June 30,
                                   2001               2000                2001              2000
-----------------------------------------------------------------------------------------------------
Revenue                       $     19,845       $  4,006,590        $     19,845       $  7,518,109
-----------------------------------------------------------------------------------------------------

Expenses:
  Interest on second
    mortgage loan                       --          2,130,685                  --          4,236,786
  Other interest                        --            944,801                  --          1,890,104
  Property operating                 7,466          1,971,281               7,466          3,281,602
  Depreciation and
    amortization                        --            714,073                  --          1,426,443
-----------------------------------------------------------------------------------------------------

                                     7,466          5,760,840               7,466         10,834,935
-----------------------------------------------------------------------------------------------------

Net income (loss)             $     12,379       $ (1,754,250)       $     12,379       $ (3,316,826)
=====================================================================================================

The property was sold in August 2000. GCGA's second mortgage loan was a participating mortgage loan from the Partnership (42%) and Yield Plus (58%). The Partnership did not recognize interest income on its share of the second mortgage loan; instead, the Partnership recognized its share of GCGA's earnings exclusive of GCGA's interest expense on the second mortgage loan.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                          Notes to Financial Statements



3.  Related Party Transactions
    --------------------------

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. During the six-month periods ended June 30, 2001 and 2000, the Partnership incurred approximately $9,000 and $16,500, respectively, for these services. These amounts are included in general and administrative expenses.


4.  Distributions
    -------------

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

                     DEAN WITTER REALTY YIELD PLUS II, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

As discussed in Note 1 to the Financial Statements, the partnership ("GCGA") which owned the One Congress Street property sold the property on August 31, 2000. The Partnership's interest in GCGA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective August 31, 2000, the date on which the One Congress Street property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State in 2001.

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

Operations
----------

The decrease in the Partnership's equity in earnings of joint venture was due to the loss of operating income resulting from the August 2000 sale of the One Congress Street property.

There were no other individually significant factors which caused fluctuations in the Partnership's operating results for the three- and six-month periods ended June 30, 2001 compared to 2000.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K.

          a)    Exhibits.
                None.

          b)    Reports on Form 8-K.
                Report on Form 8-K dated August 4, 2000 disclosing the contract to sell the One Congress Street property.

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

                                 DEAN WITTER REALTY YIELD PLUS II, L.P.

                                 By:  Dean Witter Realty Yield Plus II Inc.
                                      Managing General Partner


Date:  August 9, 2001            By:  /s/ E. Davisson Hardman, Jr.
                                      -----------------------------------
                                      E. Davisson Hardman, Jr.
                                      (President)


Date:  August 9, 2001            By:  /s/ Raymond E. Koch
                                      -----------------------------------
                                      Raymond E. Koch
                                      Vice President, Assistant Secretary
                                      and Controller
                                      (Principal Financial and
                                      Accounting Officer)