Form 10-Q
period 2001-09-30
DEAN WITTER REALTY YIELD PLUS II LP
filed 2001-11-14
CIK 830340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2001

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-18149


                     DEAN WITTER REALTY YIELD PLUS II, L.P.
                     --------------------------------------
         (Exact name of registrant as specified in governing instrument)


       Delaware                                       13-3469111
       --------                                       ----------
(State of organization)                      (IRS Employer Identification No.)


1221 Avenue of the Americas, New York, NY                         10020
-----------------------------------------                         -----
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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                                 BALANCE SHEETS


                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2001              2000
                                                   -----------      -----------
ASSETS

Cash and cash equivalents                          $ 1,202,481      $ 2,860,434

Other assets                                                --            4,729
                                                   -----------      -----------

                                                   $ 1,202,481      $ 2,865,163
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities             $    75,829      $   177,244

Distributions payable to General Partners              173,164          114,481
                                                   -----------      -----------

                                                       248,993          291,725
                                                   -----------      -----------

Partners' capital (deficiency):

    General Partners                                 3,268,234        3,325,464
    Limited Partners
    ($500 per Unit, 173,164 Units issued)           (2,314,746)        (752,026)
                                                   -----------      -----------

Total partners' capital                                953,488        2,573,438
                                                   -----------      -----------

                                                   $ 1,202,481      $ 2,865,163
                                                   ===========      ===========


                 See accompanying notes to financial statements

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                                INCOME STATEMENTS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                   ----------------------------    ---------------------------
                                       2001            2000            2001           2000
                                   ------------    ------------    ------------   ------------
Revenues
    Equity in earnings of joint
        venture                    $         --    $ 18,975,293    $      5,199   $ 19,559,286
    Interest and other                    7,827         188,834          45,542        253,155
                                   ------------    ------------    ------------   ------------

                                          7,827      19,164,127          50,741     19,812,441

Expenses
    General and administrative           (8,987)         28,871          36,216         65,585
                                   ------------    ------------    ------------   ------------

Net income                         $     16,814    $ 19,135,256    $     14,525   $ 19,746,856
                                   ============    ============    ============   ============

Net income allocated to:
    Limited Partners               $     15,133    $ 19,165,402    $     13,072   $ 19,715,842
    General Partners                      1,681         (30,146)          1,453         31,014
                                   ------------    ------------    ------------   ------------

                                   $     16,814    $ 19,135,256    $     14,525   $ 19,746,856
                                   ============    ============    ============   ============

Net income per Unit of
    limited partnership interest   $       0.09    $     110.68    $        .08   $     113.86
                                   ============    ============    ============   ============


                 See accompanying notes to financial statements

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 2001



                                     LIMITED         GENERAL
                                     PARTNERS        PARTNERS           TOTAL
                                   -----------      -----------      -----------
Partners' capital (deficiency)
  at January 1, 2001               $  (752,026)     $ 3,325,464      $ 2,573,438

Net income                              13,072            1,453           14,525

Distributions                       (1,575,792)         (58,683)      (1,634,475)
                                   -----------      -----------      -----------

Partners' capital (deficiency)
  at September 30, 2001            $(2,314,746)     $ 3,268,234      $   953,488
                                   ===========      ===========      ===========



                 See accompanying notes to financial statements

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                    2001             2000
                                                                ------------      ------------
Cash flows from operating activities:
    Net income                                                  $     14,525      $ 19,746,856
        Adjustments to reconcile net income to net cash
           (used in) provided by operating activities:
           Equity in earnings of joint venture                        (5,199)      (19,559,286)
           Decrease  in other assets                                   4,729            16,412
           (Decrease) increase in accounts payable and
               other liabilities                                    (101,415)           11,563
                                                                ------------      ------------

        Net cash (used in) provided by operating activities          (87,360)          215,545
                                                                ------------      ------------

Cash flows from investing activities:
    Distributions from joint venture                                   5,199        33,504,393
    Contributions to joint venture                                        --          (973,700)
                                                                ------------      ------------

        Net cash provided by investing activities                      5,199        32,530,693
                                                                ------------      ------------

Net cash flows from financing activities:
    Distributions                                                 (1,634,475)      (31,169,520)
    Increase in distributions payable to General Partners             58,683                --
                                                                ------------      ------------

        Net cash used in financing activities                     (1,575,792)      (31,169,120)
                                                                ------------      ------------

(Decrease) increase in cash and cash equivalents                  (1,657,953)        1,576,718

Cash and cash equivalents at beginning of period                   2,860,434         1,377,357
                                                                ------------      ------------

Cash and cash equivalents at end of period                      $  1,202,481      $  2,954,075
                                                                ============      ============



                 See accompanying notes to financial statements

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

The Partnership's last property investment was its 42% interest in the partnership ("GCGA") which owned the One Congress Street property. GCGA sold the property on August 31, 2000, and this sale has effectuated the dissolution of the Partnership. However, the Partnership can't wind up its affairs and distribute the balance of the Partnership's cash reserves until GCGA terminates its operations (see Note 2). The Managing General Partner plans to terminate the Partnership as soon as possible; however, there can be no guaranty that the Partnership can be terminated by December 31, 2001.

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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the gain on the sale of the One Congress Street property included in the equity in earnings of joint venture amounts in 2000, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. Operating results of interim periods may not be indicative of the operating results for the entire year.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS


2.   INVESTMENT IN JOINT VENTURE

As part of the One Congress Street sale agreement, GCGA continues to be responsible for completing the repair work it began relating to the parking garage area of the property. At closing of the sale, approximately $1.2 million was deducted from the sale proceeds GCGA received, and placed in escrow to ensure that GCGA would complete and pay for all the required repair work; the Partnership's 42% share of such escrow deposit was $495,000. The Managing General Partner expects that the remaining repair work will be completed in the Fall of 2001, and the funds needed to complete such work will not exceed the amount of the escrow deposit. GCGA can terminate its operations after GCGA determines that the parking garage repair work has been satisfactorily completed.

Summarized income statements of GCGA are as follows:


                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                       ---------------------------     ---------------------------
                                          2001             2000           2001            2000
                                       -----------     -----------     -----------     -----------
Revenue:

    Property operating                 $        --     $ 2,257,917     $    19,845     $ 9,776,026
    Gain on sale of real estate                 --      52,744,105              --      52,744,105
                                       -----------     -----------     -----------     -----------

                                                --      55,002,022          19,845      62,520,131
                                       -----------     -----------     -----------     -----------

Expenses:
    Second mortgage loan interest               --       1,458,105              --       5,694,891
    Other interest                              --         712,455              --       2,602,559
    Property operating                          --       2,846,694           7,466       6,128,296
    Depreciation and amortization               --          49,845              --       1,476,288
                                       -----------     -----------     -----------     -----------

                                                --       5,067,099           7,466      15,902,034
                                       -----------     -----------     -----------     -----------

Income before extraordinary item                --      49,934,923          12,379      46,618,097

Extraordinary item:
    Gain on extinguishment of debt              --      11,215,526              --      11,215,526
                                       -----------     -----------     -----------     -----------

Net income                             $        --     $61,150,449     $    12,379     $57,833,623
                                       ===========     ===========     ===========     ===========


The property was sold in August 2000. GCGA's second mortgage loan (the "Loan") was a participating mortgage loan from the Partnership (42%) and Yield Plus (58%).

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

                          NOTES TO FINANCIAL STATEMENTS


The balance of the Loan at the date of the closing of the sale was approximately $90.3 million. Since GCGA only received net sale proceeds of $75.9 million and had only $3.2 million of additional assets at September 30, 2000, GCGA was not able to repay the Loan in full. As a result, the Partnership and Yield Plus jointly forgave the unpaid Loan balance (approximately $11.2 million; the Partnership's share of this balance was $4.7 million).

The Partnership did not recognize interest income and a loss on extinquishment of debt on its share of the Loan; instead, the Partnership recognized its share of GCGA's earnings exclusive of all Loan activity.

3.   RELATED PARTY TRANSACTIONS

Realty performs administrative functions, processes investor transactions and prepares tax information for the Partnership. During the nine-month periods ended September 30, 2001 and 2000, the Partnership incurred approximately $14,000 and $25,000, respectively, for these services. These amounts are included in general and administrative expenses. The affiliate has also paid certain expenses on behalf of the Partnership. At September 30, 2001, the Partnership's accounts payable and other liabilities include approximately $32,000 due to the affiliate.


4.   DISTRIBUTIONS

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

                     DEAN WITTER REALTY YIELD PLUS II, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 1 to the financial statements, the partnership ("GCGA") which owned the One Congress Street property sold the property on August 31, 2000. The Partnership's interest in GCGA was the Partnership's only remaining property interest. The Partnership dissolved pursuant to the terms of its Partnership Agreement, effective August 31, 2000, the date on which the One Congress Street property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash reserves and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State as soon as possible; however, there can be no guaranty that the Partnership can be terminated by December 31, 2001.

As discussed in Note 4 to the financial statements, on February 27, 2001, the Partnership paid, to Limited Partners only, a distribution of $9.10 per Unit. The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

The office of the Managing General Partner was located at the World Trade Center in New York. The Partnership did not hold any assets at this location. The Managing General Partner does not expect that the September 11, 2001 tragedy at the World Trade Center will adversely affect the operations of the Partnership.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.


OPERATIONS

The decreases in the Partnership's equity in earnings of joint venture amounts in 2001 compared to 2000 were primarily due to the absence in 2001 of the Partnership's share of the gain on the August 2000 sale of the One Congress Street property (approximately $19.4 million). The gain on sale included in the equity in earnings amounts in 2000 was partially offset by the Partnership's share of parking garage repair costs (approximately $950,000 and $720,000 for the nine and three months ended September 30, 2000, respectively).

Interest and other income amounts were greater in 2000 primarily due to interest earned on the proceeds from the One Congress Street sale before such proceeds were distributed to the Limited Partners in September 2000.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.

General and administrative expenses have decreased in 2001 as compared to 2000 because the Partnership is winding up its affairs in 2001.

There were no other individually significant factors that caused fluctuations in the Partnership's operating results for the three- and nine-month periods ended September 30, 2001 compared to 2000.


INFLATION

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS & REPORTS ON FORM 8-K

          (a)  Exhibits.
               None

          (b)  Reports on Form 8-K
               Report on Form 8-K dated September 11, 2001, disclosing the change of the address of the Partnership's executive office due to the destruction of the World Trade Center.

                     DEAN WITTER REALTY YIELD PLUS II, L.P.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DEAN WITTER REALTY YIELD PLUS II, L.P.



                                      By: Dean Witter Realty Yield Plus II, L.P.
                                              Managing General Partner



Date:  November 13, 2001              By: /s/ E. Davisson Hardman, Jr.
                                          ----------------------------
                                          E. Davisson Hardman, Jr.
                                          President



Date:  November 13, 2001              By: /s/ Raymond E Koch
                                          ------------------
                                          Raymond E. Koch
                                          Vice President, Assistant Secretary
                                          and Controller (Principal Financial
                                          and Accounting Officer)